Form 10-K
period 1994-01-31
VARITY CORP
filed 1994-04-18
CIK 63118

       =================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended JANUARY 31, 1994
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from __________________ to ___________________

Commission file number:  1-5190


                               VARITY CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                22-3091314
- --------------------------------------    ----------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
           Incorporation)

 672 DELAWARE AVENUE, BUFFALO, NEW YORK                   14209
- --------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: (716) 888-8000


          Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
- -------------------                    -----------------------------------------

Common stock                           U.S.A.  New York Stock Exchange, Inc.
                                                 Unlisted trading privileges:
                                                   Boston Stock Exchange
                                                   Midwest Stock Exchange
                                                   Pacific Stock Exchange
                                       Canada   The Toronto Stock Exchange
                                       Holland  Amsterdam Stock Exchange
                                                In the form of Dutch Bearer
                                                Certificates

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                           --------------------------
                                (Title of class)

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./ /

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes./X/.. No...

  THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 31, 1994 WAS APPROXIMATELY $1,841.1 MILLION.

  THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31, 1994 WAS 43,966,162 SHARES.


  Portions of the Proxy Statement relating to the Annual Meeting of Stockholders on June 2, 1994 are incorporated by reference in Part III of this report.

       =================================================================

                               VARITY CORPORATION
                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                      PAGE
PART I
  Item 1.     Business.............................................................................     2
  Item 2.     Properties...........................................................................    12
  Item 3.     Legal Proceedings....................................................................    13
  Item 4.     Submission of Matters to a Vote of Security Holders..................................    14
  Executive Officers of the Registrant.............................................................    14

PART II
  Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters................    16
  Item 6.     Selected Financial Data..............................................................    17
  Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations    18
  Item 8.     Consolidated Financial Statements and Supplementary Data.............................    26
  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.    57

PART III
  Item 10.    Directors and Executive Officers of the Registrant...................................    57
  Item 11.    Executive Compensation...............................................................    57
  Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................    57
  Item 13.    Certain Relationships and Related Transactions.......................................    57

PART IV
  Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K......................    58

SIGNATURES.........................................................................................    72

UNLESS OTHERWISE INDICATED REFERENCES TO "COMPANY" MEAN VARITY CORPORATION AND ITS SUBSIDIARIES AND REFERENCES TO "FISCAL" MEAN THE COMPANY'S YEAR ENDED JANUARY 31 (E.G. FISCAL 1993 REPRESENTS THE PERIOD FEBRUARY 1, 1993 TO JANUARY 31, 1994).

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

Varity Corporation and its subsidiaries (the Company), founded in 1847, is a major international industrial company with core manufacturing and distribution businesses in automotive components, diesel engines and farm equipment. The Company conducts and manages its businesses under three separate operating groups: the Kelsey-Hayes Group (automotive components), the Perkins Group (diesel engines), and the Massey Ferguson Group (farm equipment). The Company's products are marketed in more than 160 countries.

KELSEY-HAYES GROUP

AUTOMOTIVE PRODUCTS

The Company's automotive products segment primarily supplies systems and components to domestic and foreign manufacturers of passenger cars and light trucks, as well as medium and heavy duty trucks and trailers. The Company acquired Dayton Walther, a major manufacturer of engineered products for the medium and heavy duty truck and trailer industries in December 1986. On November 30, 1989, the Company acquired K-H Corporation and its subsidiary, Kelsey-Hayes Company (Kelsey-Hayes). Following the acquisition, the Company took actions to reduce employment levels, reorganize the business unit and management structure of Kelsey-Hayes and strengthen its international business operations. The acquisition of Kelsey-Hayes expanded the Company's automotive segment as part of a plan to reduce its dependence on the farm equipment business. Kelsey-Hayes and Dayton Walther comprise the automotive products segment and are referred to herein as the Kelsey-Hayes Group. The most significant automotive products manufactured and marketed by the Kelsey-Hayes Group are anti-lock braking systems (ABS), disc and drum brakes, disc brake rotors, hubs, drums, electromechanical sensors and power door lock actuators for passenger cars and light trucks.

   Kelsey-Hayes is a leading producer of brake components for passenger cars and light trucks. The Company believes that Kelsey-Hayes is one of the leaders in the production of ABS, supplying both two-wheel and four-wheel systems. Kelsey-Hayes is the leading manufacturer of two-wheel ABS in North America for light trucks. Kelsey-Hayes has been successful in developing new ABS products for both light trucks and passenger cars and recently introduced a new generation of four-wheel ABS that is compatible with virtually any size passenger car or light truck and any brake configuration. In order to meet increased North American ABS demand, the Company commenced construction of a new plant in Fowlerville, Michigan during fiscal 1993 which is expected to begin production in mid-1994. In addition, the Company believes that Kelsey-Hayes is also one of the leaders in the production of foundation (conventional) brakes, and benefits from its strategic position as a major supplier of both ABS and foundation brakes for light trucks, vans and sport utility vehicles as North American production of these vehicles grew 15% in fiscal 1993.

   The Company owns 46.3% of the outstanding common stock of Hayes Wheels International, Inc. (Hayes Wheels), which the Company believes is the largest supplier of cast aluminum wheels in Europe, the second largest supplier of cast aluminum wheels in North America and the largest independent supplier of fabricated steel wheels in North America. Prior to December 1992, Hayes Wheels conducted its automotive wheels systems business jointly with the automotive brakes systems business of Kelsey-Hayes. In December 1992, Hayes Wheels sold, in separate public offerings, debt securities and common stock, decreasing the Company's ownership interest in Hayes Wheels from 100% to 46.3%. As a result, Hayes Wheels is no longer consolidated with the Company for accounting purposes and the Company accounts for its investment in Hayes Wheels using the equity method of accounting. The Company believes that its ownership in Hayes Wheels comprises an important and continuing portion of the Kelsey-Hayes Group.

AFTERMARKET PARTS

The aftermarket parts business consists of the Kelsey Parts business, which supplies maintenance and repair parts for many brands of passenger cars and light truck products. In connection with the Company's divestiture of certain non-core businesses, on December 31, 1992 the Company sold Dayton Parts, Inc., a supplier of maintenance and repair parts for heavy trucks.

INTERNATIONAL

The operations outside the U.S., including those of Hayes Wheels, are conducted through various foreign companies in which the Group's interest ranges from minor to complete control. International manufacturing operations are located in Canada, Italy, Mexico, Spain, Venezuela and the Czech Republic. The Kelsey-Hayes Group licenses its patents, designs, manufacturing technology and know-how in a number of other foreign countries.

   During the first quarter of fiscal 1993, the Company sold its majority interest in Brembo Kelsey-Hayes, S.p.A., an Italian specialty producer of high performance disc brakes and rotors, in connection with the Company's program to divest non-core businesses. Expanding its international position during fiscal 1993, Kelsey-Hayes established a European ABS marketing and technical center in Wiesbaden, Germany and commenced construction of a new plant in Heerlen, Netherlands for production of ABS. Production at this plant is scheduled to commence in mid-1994.

COMPETITION

Suppliers to original equipment manufacturers (OEMs) operate under highly competitive conditions. Certain OEMs are capable of producing products supplied by the Kelsey-Hayes Group. The Kelsey-Hayes Group competes directly with the OEMs as well as many other suppliers with respect to price, quality, delivery and technical ability in developing products. The Company believes that, as a result of its manufacturing and engineering expertise, combined with an ongoing emphasis on cost control and quality, it has the ability to compete effectively with the OEMs and with other suppliers. With respect to brake components, the Kelsey-Hayes Group has over 15 substantial competitors, most of which are large and diversified concerns. Kelsey-Hayes estimates that its share of the North American four-wheel ABS market grew from 16% in 1992 to 20% in 1993 and is projected to increase in future years in this growth market, based on awarded contracts. Kelsey-Hayes estimates that its share of the North American foundation brake market (excluding OEM captive manufacturers) on a unit basis grew marginally to approximately 35% in 1993.

MARKETING AND DISTRIBUTION

Most of the Kelsey-Hayes Group's sales of automotive products are made directly to OEMs, with the remainder sold largely to replacement part distributors.
Sales by the Kelsey-Hayes Group to its three major customers, General Motors Corporation (GM), Ford Motor Company (Ford) and Chrysler Corporation (Chrysler), accounted for 80% of the Kelsey-Hayes Group's consolidated net sales in fiscal 1993, with Ford being the largest customer during this period (34% of the Kelsey-Hayes Group's consolidated net sales). Sales to all OEMs accounted for approximately 99% of the Kelsey-Hayes Group's fiscal 1993 revenues. Although the loss of all or a substantial portion of sales to its major customers, GM, Ford or Chrysler, would have a serious adverse effect on its business, management believes that such a loss is unlikely because: the Kelsey-Hayes Group has been doing business with each of these companies for many years; sales to these companies are comprised of a number of different products and models or types of the same products, the sales of which are not dependent on each other; and sales of many products are made to individual divisions and subsidiaries of each of these companies and are not dependent upon sales to other divisions or subsidiaries of the same company.

MARKET OVERVIEW

Sales of the Kelsey-Hayes Group's automotive products are primarily dependent on the overall level of North American passenger car and light truck production, which, in turn, is sensitive to the overall level of United States economic activity. Moreover, sales of passenger cars and light trucks have, in the past, been adversely affected by recessionary business conditions and increases in the general level of interest rates. The level of economic activity in the United States was generally strong during 1993 as interest rates declined while North American production of cars and light trucks continued its recovery from the depressed 1991 levels. A prolonged downturn in the overall level of United States economic activity or a significant increase in the general level of interest rates or increased competition from imported products or a prolonged strike at one or more of its major customers would adversely affect the Kelsey-Hayes Group. The Kelsey-Hayes Group continues its efforts to increase its global presence and to lessen dependence on North American car and light truck production.

PERKINS GROUP

DIESEL ENGINES

Through the Perkins Group, the Company designs, produces and markets a comprehensive array of multi-cylinder water-cooled diesel engines in the 50 to 1,500 horsepower range and markets small diesel engines in the 7 to 45 horsepower range purchased from independent Japanese suppliers. The intended uses and markets for the engines vary widely among the configurations of the particular engines. The Company adapts these basic engines to meet the specific requirements of its diverse customer base. The Perkins Group's engines are used as original equipment in virtually every application for which diesel engines are suitable, including agricultural tractors, industrial and construction machinery, material handling equipment, generators, passenger cars, trucks, vans, buses and other commercial vehicles, pleasure and commercial boats, armored personnel carriers and battle tanks. The Perkins Group, together with its associate companies and licensees, is one of the leading producers of diesel engines other than those used as original equipment in passenger cars.

   Fully assembled engines, all of which are manufactured by the Perkins Group in the United Kingdom, are widely marketed by the Perkins Group, primarily to OEMs and are installed in the Company's agricultural tractors. In fiscal 1993, 10% of the Perkins Group's net sales were to the Massey Ferguson Group. These sales are made at approximately the same prices charged to OEMs. In addition, the Company has associate companies and licensees in 13 countries that manufacture or assemble Perkins engines, often from kits sold to them by the Company.

   The Perkins Group's customer base includes over 300 OEMs. The Company believes that its associate companies and licensees sell to a similar number of additional OEMs. The Perkins Group's 10 largest customers accounted for approximately 47% of its net third party sales in fiscal 1993, including one customer which accounted for approximately 12%.

   In 1993, Perkins continued to build on a ten year supply agreement, commenced in 1992, with Caterpillar Inc. (Caterpillar), the world's largest construction and earth-moving machinery producer, as current year sales increased from the first year of the agreement covering a range of engines for back-hoe and wheeled loaders, road pavers and excavators. Aggregate sales over the ten year term of the agreement could be up to $1.0 billion.

PARTS

The Company provides replacement parts for all of the engines that it sells.
The Company carries over 27,000 different replacement parts for diesel engines, many of which it manufactures or assembles and the balance of which it obtains from independent suppliers. In 1993, Perkins consolidated its parts warehouses and opened a new parts distribution center in Manchester, England, managed by Caterpillar Logistics Systems. The center, believed to be the most efficient of its kind in Europe, operates its computerized order processing, retrieval and shipment services 24 hours a day for customers around the world. Sales of parts accounted for 17% of the Perkins Group's net sales in fiscal 1993.

COMPETITION

Most diesel engines are used by the engine manufacturer in other products produced by it or its affiliates, including cars and trucks, agricultural equipment and industrial machinery. Consequently, competition in the diesel engine market is primarily for those customers that do not manufacture engines for their own use. The Company competes for third-party sales directly with other producers of diesel engines, which are either large companies conducting business on an international scale, with full product ranges, or small or medium-sized companies conducting business locally, often with a limited range of products. The Company also competes indirectly with manufacturers of gasoline engines. The Perkins Group's major competitors for third-party sales of diesel engines worldwide are Klockner-Humboldt-Deutz AG (Deutz), Cummins Engines Co. Inc., Caterpillar (generally for products not covered by the supply agreement described above), Detroit Diesel Corporation and several Japanese producers. Perkins estimates that its share of the Western Europe diesel engine market, its primary market, has averaged approximately 12% of units sold over the three year period from fiscal 1991 to fiscal 1993. The Company believes that the most important competitive factor in the diesel engine market is the ability to design and manufacture engines specially adapted to the needs of an individual customer for a particular application. Quality, fuel efficiency, after-sale servicing and pricing are also important, as is the ability to meet increasingly stringent environmental requirements. The Company believes that the Perkins Group competes effectively on all of these bases and compares favorably with many of its competitors in its ability to design and manufacture specialized engines and in its ability to meet environmental requirements.

MARKETING AND DISTRIBUTION

Third-party sales of fully assembled diesel engines (mostly to OEMs) and third-party sales of diesel engines replacement parts are made both directly by the Company (primarily through sales offices in eight countries) and through a worldwide network of approximately 4,000 independent distributors and dealers in 160 countries. To facilitate direct sales by the Perkins Group, and to a lesser extent by its distributors and dealers, four of the Perkins Group's sales offices also provide engine finishing services and other support. The Company has a distributorship agreement covering North America with Detroit Diesel Corporation which has significant distribution capabilities in North America. Diesel engines manufactured or assembled by associate companies or licensees are distributed by them, generally in their home countries. Distribution arrangements in certain countries, which may involve those countries' governments, prohibit the Company from effecting sales other than through designated national distributors.

MASSEY FERGUSON GROUP

AGRICULTURAL TRACTORS

The Massey Ferguson Group's farm equipment operations principally involve the design, manufacture and sale of agricultural tractors. The Massey Ferguson Group offers a full line of agricultural tractors in the 16 to 190 horsepower range. The Massey Ferguson Group and its competitors offer tractors in four general sizes, based primarily on horsepower: compact, small, mid-sized and large. The intended uses and markets for agricultural tractors vary significantly among these sizes. With some overlap, the Massey Ferguson Group has models targeted for each of these sub-markets.

   The Massey Ferguson Group manufactures small, mid-sized and large tractors in the United Kingdom and France and purchases compact tractors from an independent Japanese producer. It also purchases certain tractors from an associate company in Italy and from licensees in Brazil and Poland. These fully assembled units are sold by the Massey Ferguson Group worldwide, with Western Europe comprising its largest market. In North America, the Company appointed AGCO Corporation
(AGCO) as its exclusive, independent distributor in January 1993. Prior thereto the Company marketed its products in North America through 1,350 independent dealers. In addition, the Massey Ferguson Group has associate companies and licensees in 15 countries that manufacture or assemble Massey Ferguson tractors, which are generally sold locally.

   The Company's tractors are marketed under the "Massey Ferguson" trade name and are painted the Company's traditional red.

PARTS AND OTHER PRODUCTS

The Company provides replacement parts for all of the agricultural equipment that it sells. The Company carries over 200,000 different parts for tractors and other farm equipment, some of which it manufactures or assembles and the balance of which it obtains from independent suppliers. In fiscal 1993, net sales of these replacement parts represented 13% of the Massey Ferguson Group's net sales.

   Other products marketed by the Massey Ferguson Group include combine harvesters, balers and other implements. The Company purchases small and mid-sized combines from two European manufacturers, which it markets primarily in Western Europe and in North America through AGCO under the "Massey Ferguson" trade name. Additionally, the Company markets a rotary combine in North America through AGCO which is sourced from an independent supplier in the United States.

ASSOCIATE COMPANIES AND LICENSEES

Retail unit sales by associate companies and licensees represented approximately 70% of worldwide retail sales of Massey Ferguson branded tractors in fiscal 1993. Associate companies and licensees purchase components from the Company ranging from a few parts to a substantially complete tractor. Substantially all of the Company's revenue earned from its associate companies and licensees arises from sales of these components.

   The contractual arrangements between the Company and these other companies generally provide that the associate company or licensee has the exclusive right to sell the Massey Ferguson Group's tractors in its home country, but may not sell these products in other countries. The Company generally licenses to these associate companies and licensees certain technology, as well as the right to use the Massey Ferguson Group's trade names.

FINANCE

In its farm equipment operations in Europe, the Company, like its competitors, provides retail financing programs, primarily through its associate companies. In January 1993, the Company formed a joint venture with AGCO which acquired substantially all of the net assets of the Company's former North American finance subsidiary (Agricredit) which provides retail financing to end users. Subsequent to January 31, 1994, the Company sold its remaining 50% interest in the joint venture to AGCO.

   Most of the Company's sales of tractors and farm equipment outside North America are made on payment terms customary in the industry, which generally range from 60 to 90 days, although a limited amount of more extended wholesale financing for distributors and dealers is provided by the Company in certain instances.

COMPETITION

The Company's major competitors in the European tractor markets are New Holland (the merged tractor operations of Fiat S.p.A. and Ford), Case IH, a subsidiary of Tenneco Inc. (Case) and Deere & Company (Deere). In certain European countries Xaver Fendt & Co., Regie Nationale des Usines Renault, Deutz and Valmet Tractors Inc. have significant competitive positions. The Massey Ferguson Group's major competitors in the North American tractor market are Deere, Case and Ford. The Company, New Holland, Deere and Case generally are the principal suppliers to the tractor markets in other regions of the world in which the Company competes. The Company and its licensees are the leading distributors of tractors in the developing third world. The Massey Ferguson brand of tractors accounts for approximately 19% of the worldwide market for agricultural tractors (excluding sales in the former Soviet Union, Eastern Europe, China and under 40 horsepower units in Japan).

   The Company believes that the principal competitive factors in farm equipment sales are pricing, product performance, reliability and durability, the availability of strong and conveniently located dealers, a reputation for after-sale service and brand loyalty. The Company believes that the Massey Ferguson Group is able to compete effectively in each of these areas.

MARKETING AND DISTRIBUTION

Sales of fully assembled tractors and related spare parts outside of North America are made through a network of approximately 3,000 independent dealers, primarily in Western Europe, who effect retail sales to end users, and approximately 100 independent national distributors, primarily located in the rest of the world, who sell to dealers or, in some cases, directly to end users. In North America, sales are made through the network of 1,100 independent dealers of AGCO, the Company's exclusive, independent distributor, who sell to end users. Tractors manufactured or assembled by associate companies or licensees are distributed by them, generally in their home countries, and, in some cases, the Company sells agricultural equipment directly to government agencies. In certain countries where distribution is made through national distributors, including associate companies or licensees, the distribution arrangements, which sometimes involve the national government, prohibit the Company from selling in that country except through the designated distributor or prohibit the distributor from selling outside its country. Some dealers also carry competing or complementary products of other manufacturers. Combines, balers and other implements sold by the Massey Ferguson Group are distributed in a similar manner through an overlapping network of dealers and distributors.

MARKET OVERVIEW

Since 1977, the agricultural equipment business experienced ten years of market declines with worldwide industry retail unit sales of agricultural tractors decreasing sharply from an estimated 887,500 units in fiscal 1977 to 611,000 units in fiscal 1986 (excluding sales in the former Soviet Union, Eastern Europe, China and under 40 horsepower units in Japan). Between 1986 and 1990, the worldwide agricultural tractor market remained relatively flat at approximately 600,000 units but has declined each year since to approximately 520,000 units in 1993. As a result, the agricultural equipment market has been characterized by overcapacity and periodic excess dealer and manufacturer inventories. These developments have led to intense competition and periodic price discounting which have further depressed profit margins throughout the industry. The decline in the demand for agricultural equipment over these periods has been due to various factors which have resulted in depressed farm incomes and have discouraged farmers from replacing their farm equipment with the same regularity as in the past. These factors have included a worldwide recession and high interest rates in the early 1980s, changes in and uncertainty as to various government agricultural policies and programs, limitations on the availability of hard currency in certain countries, and generally falling agricultural commodity prices and decreasing farm land prices in the United States, Canada and parts of Western Europe.

   The Company believes that the markets for agricultural equipment have fundamentally changed over the last decade and does not expect that demand will return to the levels of the late-1970s. Massey Ferguson is implementing a strategic plan designed to improve earnings and asset performance over the next few years. This plan includes an emphasis on Massey Ferguson's strength in developing countries, strategic initiatives, such as the January 1993 distributorship agreement with AGCO, which will strengthen distribution capabilities in North America, and continued aggressive cost reduction programs.



OTHER OPERATIONS

HYDRAULIC COMPONENTS

The Company also manufactures, through its Pacoma components operations, hydraulic cylinders and hydraulic valves and, to a lesser degree, allied equipment for producers of construction machines, agricultural and industrial equipment and, more recently, for the automotive passenger car industry. Pacoma's products, all of which are manufactured in Germany, are marketed by Pacoma to over 80 OEMs and are installed in the Massey Ferguson Group's agricultural tractors. In fiscal 1993, intercompany sales of Pacoma's products accounted for 7% of Pacoma's total sales.

   In recent years, Pacoma has substantially decreased its dependence on the agricultural equipment business by diversifying applications of its products and expanding its third-party customer base. All third-party sales of components are made directly by the Company to OEMs.

   The principal competitive factors in the sale of hydraulic cylinders to third parties vary by geographic area and application. In North America, where hydraulic cylinders have generally been standardized, competition, particularly in the agricultural equipment market, is based primarily on price. In Western Europe, where most components purchased by third parties are manufactured according to specific product requirements, competition is based primarily on product performance, pricing and reputation in the industry. The Company believes that, although there are many manufacturers of hydraulic cylinders for the OEM agricultural equipment markets, it is one of a small number of manufacturers with the ability to meet the more stringent quality and durability standards of the OEM construction machinery market and the passenger car industry.

POLYGON REINSURANCE

The Company's captive insurance subsidiary, Polygon Reinsurance Company Limited, a Bermuda corporation, provides reinsurance for product liability, property, business interruption and other risks arising from the Company's operations. Because it offers reinsurance, the Company believes that primary insurance coverage is more readily available to it and that, in certain instances, its insurance premiums may be favorably affected.

BACKLOG

There is no significant backlog of unfilled equipment orders. Substantially all of the unfilled equipment orders at any time are expected to be filled within the following year.

INFORMATION BY SEGMENT AND GEOGRAPHIC AREA

Information about the Company's operations and assets by industry segment and geographic area for the years ended January 31, 1994, 1993, and 1992 appears in
Note 16 of the Notes to Consolidated Financial Statements and is included in
Part II on pages 47 through 49 of this Form 10-K. Sales by product are included in Part II on page 56 of this Form 10-K.

EMPLOYEES AND LABOR RELATIONS

At January 31, 1994, the Company had approximately 13,000 full-time employees.

   The Company's worldwide labor force is represented by approximately 30 labor organizations. Employee-management relations vary from country to country. Certain of the Company's production facilities are located in areas where organized labor has traditionally been very active. The Company has experienced strikes generally varying in length from two days to a month over the past three years, primarily in Europe in connection with the renewal of collective bargaining agreements and the Company's efforts to downsize or shut down manufacturing facilities and to increase the efficient use of its labor force. Due to the interdependence of the Company's diesel engine, agricultural tractor and component operations, a strike at any single production facility could have adverse effects on other Company operations.

SOURCES AND AVAILABILITY OF COMPONENTS AND RAW MATERIAL

The Company purchases numerous components in its manufacturing operations. A number of other significant components utilized in the Company's farm equipment operations are supplied in large measure by other divisions of the Company, including diesel engines manufactured in the United Kingdom and hydraulic cylinders manufactured in Germany. While most components not produced by the Company are available from a variety of sources, certain critical components are produced by a small number of suppliers and may, in certain cases, be purchased from a single source of supply. The unplanned loss of any of these single sources of supply could have a significant adverse effect on those operations.

   There are many sources of the raw materials and other component parts essential to the conduct of the Company's operations readily available in reasonable proximity to those plants utilizing such materials. The Company has not experienced any significant supply problems for its operations for many years and the Company does not anticipate any significant supply problems in the foreseeable future.

RESEARCH AND DEVELOPMENT; PATENTS; TRADEMARKS

During fiscal 1993, 1992 and 1991 the Company expended $48.5 million, $41.4 million and $38.1 million, respectively, on research and development. Such research and development expenditures have enabled the Company to upgrade its existing product lines and introduce new products. The Company has a history of developing new technology jointly with its suppliers or customers, particularly for diesel engines. The cost of such programs with suppliers is reflected mainly in unit costs and not necessarily in research and development expenditures.

   The Company owns numerous patents and trademarks and has patent licenses from third parties relating to products and manufacturing methods. The Company also grants patent and trademark licenses to others throughout the world. The Company is the sole owner of certain advanced diesel engine fuel injection technology and rights, in part by patent license. The Perkins Group is obtaining additional patent protection with respect to this technology. The Company believes that continued development of this technology will aid the Perkins Group in its engineering design, production and sale of advanced diesel engines. Various patents relating to the anti-lock brakes business have been issued to Kelsey-Hayes and others, including its competitors. The Company examines its own and its competitors' products to guard against infringement, both on its own initiative and, where appropriate, in response to inquiries or comments of others. The Company views its own patents and patent applications as significant. Based on examination of its own and others' patents, available existing technology and the ability to avoid infringement issues by engineering design, the Company does not believe its business is materially impacted by patents of others.

   The Company regards its many trademarks as having significant value and as being an important factor in the marketing of its products. The Company believes that its most significant trademarks are "Kelsey-Hayes," "Perkins," "Massey Ferguson," "Dayton" and "Pacoma," as well as Massey Ferguson's triple triangle and Kelsey-Hayes' design trademarks. The foregoing trademarks are generally registered in the United States, Canada, the United Kingdom and a number of other countries where the Company operates. In addition, the Company owns numerous minor trademarks that are registered or for which a registration application is pending. The Company's policy is to pursue trademark registration wherever possible and to oppose infringement of its trademarks.

ENVIRONMENTAL PROTECTION AND SAFETY LAWS

Environmental protection and safety laws in the countries in which the Company manufactures and sells its products have a significant effect on product design, but apply equally to competitors and have not had, nor are they expected to have, a material adverse effect on the Company's competitive position. The Company does not anticipate that the costs it expects to incur in order to meet environmental and safety standards for its products or to satisfy environmental standards relating to operation of its manufacturing and other facilities imposed by various legislative bodies around the world will be materially adverse to the Company.

IMPACT OF GOVERNMENT AGRICULTURAL POLICIES

Government agricultural policies and programs, particularly those of the United States, Canada and the European Community (the EC), have had a substantial impact on commodity prices and the levels of farm production and income in North America and Western Europe which, in turn, have significantly affected demand for farm equipment. Demand has also been affected by uncertainty as to whether existing government programs will be continued. Generally, the United States, Canada and the EC have attempted to respond to the depressed conditions in their respective farm economies by instituting programs designed to reduce production, through direct and indirect subsidies, selective sales of government-held surpluses, "payment-in-kind" programs and the elimination from production of acreage and livestock. The terms and duration of specific programs are dependent on continued support by sponsoring governments and their constituencies. The effect of these and other government policies on future sales of agricultural equipment is uncertain.

   The Company believes that the recent resolution of the General Agreement on Trade and Tariffs (GATT) negotiations between the United States, the EC and other countries may have a stabilizing influence on agricultural commodity prices, and lead to a firming of some prices and a possible improvement in agricultural incomes and demand for tractors. However, the Company views such an improvement, if it occurs, as a longer term beneficial effect, with relatively little short-term impact.

IMPACT OF OTHER GOVERNMENT POLICIES

The operations of the Company and its competitors are affected by other government policies, such as those relating to interest rates, trade, the price and availability of oil, and exchange and price controls.

   The Company's production facilities are located principally in the United States, the United Kingdom, France, Canada and Germany. There is a substantial interdependence among some of the Company's facilities for finished products, components and services, and therefore adverse local conditions in one country could have an adverse effect on a substantial portion of the Company's operations.

   The Company's production costs are affected by conditions prevailing in the countries in which its production facilities are located. The Company is exposed to currency exchange risks in the transfer of goods and services between countries. Exchange rate fluctuations also affect the Company's consolidated financial reporting as a result of the translation of its financial statements into U.S. dollars. The Company's production costs, profit margins, and competitive position are materially affected by the strength of the currencies in the countries where it manufactures goods relative to the strength of the currencies in the countries where its goods are sold. To protect against fluctuations in foreign currencies, the Company from time to time enters into foreign exchange contracts, primarily to purchase or sell European currencies, for periods generally consistent with the underlying transaction exposures.

ITEM 2. PROPERTIES

The Company and its subsidiaries operate 17 manufacturing facilities in the United States and Canada with aggregate space of approximately 3.0 million square feet. There are also 5 facilities located in Europe with a total manufacturing area of approximately 4.9 million square feet. All of these facilities are owned by the Company. All of the Company's Canadian and European manufacturing facilities are pledged to its lenders as well as facilities in the United States related to the production of systems and components for the medium and heavy duty truck and trailer industries.

   The automotive products segment manufactures its range of products (e.g. brake components, electromechanical auto components, etc.) at 17 locations in North America aggregating approximately 3.0 million square feet and ranging in size from approximately 500,000 square feet in Detroit, Michigan to 56,000 square feet in Carrollton, Kentucky. The locations of this segment's plants are as follows:

             Brighton, Michigan          Kingsway, Ohio
             Camden, Tennessee           Milford, Michigan
             Carrollton, Kentucky-2      Moraine, Ohio
             Detroit, Michigan           Mt. Vernon, Ohio
             Fayette, Ohio               Portsmouth, Ohio
             Fenton, Michigan            St. Catherines, Ontario
             Fremont, Ohio               Woodstock, Ontario-2
             Jackson, Michigan

   The engines segment manufactures diesel engines at two locations in England (Peterborough and Shrewsbury) with a total space of approximately 2.1 million square feet, the largest of which is approximately 1.8 million square feet.

   The farm equipment segment has two plants, one in Coventry, England and one in Beauvais, France. These facilities are used for manufacturing agricultural tractors and occupy a total space of approximately 2.5 million square feet.

   The other products segment, which presently includes the hydraulic cylinder and valve manufacturing business, operates from a 313,000 square foot facility in Eschwege, Germany.

   The Company also operates 13 major parts warehouses in 9 countries, 9 of which are leased. In addition, the Company owns or leases a number of other properties in the United States, Canada, the United Kingdom and certain other countries.

   In general, the Company believes that its facilities are in good operating condition and are suitable for their intended use. The Company's productive capacity in the farm equipment segment currently exceeds demand and consequently the facilities in this segment are not fully utilized. In order to meet increased ABS demand in the United States and Europe within the automotive products segment, the Company commenced construction of two new plants in fiscal 1993. These facilities, located in Heerlen, Netherlands and Fowlerville, Michigan, are scheduled to begin production in mid-1994. In the remaining segments, productive facilities are adequate for current production needs and provide a reasonable margin for further growth and expansion in the underlying businesses. The Company believes that its plants and equipment are adequately insured.

   Over the last five years, the Company has disposed of a number of its manufacturing facilities as part of the rationalization of its businesses. It continues to own several facilities no longer used in its operations which are being held for development or sale.

ITEM 3. LEGAL PROCEEDINGS

MASSEY COMBINES CORPORATION

In the case Howe et al. v. Varity Corporation and Massey-Ferguson Inc. (United States District Court, Southern District of Iowa), plaintiffs, purporting to represent a class of former salaried employees and retirees of Massey-Ferguson Inc. (MF Inc.), commenced an action in October 1988 alleging that the defendant corporations sought to avoid their contractual obligations to provide health and insurance benefits and employment termination allowances by transferring the plaintiffs to Massey Combines Corporation (MCC), a Canadian corporation, in 1986, which subsequently entered receivership in 1988.

   The action asserts violations of the Employee Retirement Income Security Act of 1974, breach of fiduciary duty, breach of contract, promissory estoppel, wrongful interference with protected rights, and fraudulent misrepresentation. Plaintiffs' motion for a preliminary injunction requiring extension of benefits to retirees and disabled persons pending trial was granted by the lower court but reversed by the appellate court as to retirees. The plaintiffs seek to compel reinstatement of benefits, compensatory damages, punitive damages and costs of the action. The jury on September 23, 1991 awarded two subclasses of former employees of MCC and ten individuals formerly employed by MF Inc., $9.8 million in compensatory damages and $36 million in punitive damages against Varity and MF Inc. On March 26, 1993, the court struck completely the punitive damage award and reduced the compensatory damage award to $8.3 million. The Company and plaintiffs have each appealed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders for the quarter ended January 31, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets out the names and ages of each of the executive officers of the Company, their positions as of January 31, 1994, the date on which they were appointed to such positions and their business experience during the past five years:

                                                           Date Appointed       Business Experience During
Name                            Title               Age    To Present Position  Past Five Years (1)
- ----                            -----               ---    -------------------  --------------------------
V.A. Rice.....................  Chairman of the...  53...  May 1980...........  Same
                                Board & Chief
                                Executive Officer

V.D. Laurenzo.................  Vice Chairman.....  54...  March 1988.........  Same
                                of the Board
                                & President

N.D. Arnold...................  Senior Vice.......  45...  August 1990........  Senior Vice President & Chief
                                President & Chief                               Administrative Officer --
                                Financial Officer                               March 1988 - July 1990.

P.N. Barton...................  Vice President,...  54...  March 1988.........  Same
                                Strategic
                                Planning
                                & Development

F.J. Chapman..................  Vice President,...  54...  March 1990.........  Treasurer -- February 1989 -
                                Treasurer                                       February 1990.

D.M. Chauvin..................  Group Chief.......  55...  November 1993......  General Manager, Massey
                                Executive, Massey                               Ferguson Tracteurs
                                Ferguson Group                                  Compagnie -- March 1990 -
                                                                                November 1993.  President
                                                                                Directeur General, A.M.P. de
                                                                                France -- February 1985 -
                                                                                March 1990.

J.A. Gilroy...................  Group Chief.......  57...  February 1989......  Same
                                Executive,
                                Perkins Group

D.W. Gutow....................  Vice President,...  55...  September 1990.....  Vice President Tax, Norton
                                Tax Planning                                    Co. -- June 1980 - August 1990.

                                                           Date Appointed       Business Experience During
Name                           Title                Age    To Present Position  Past Five Years (1)
- ----                           -----                ---    -------------------  --------------------------
B.E. Harvey..................  Vice President,....  45...  February 1991......  Vice President & Controller,
                               Executive Planning                               Operations -- March 1990 -
                                                                                January 1991.  Controller,
                                                                                Operations -- February 1989 -
                                                                                February 1990.

A.S. Rosen...................  Vice President,....  39...  March 1991.........  Vice President and Director,
                               Shareholder Value                                Wood Gundy -- July 1986 -
                                                                                March 1991.

K.C. Shanahan................  Vice President,....  45...  January 1992.......  Assistant Controller, Textron
                               Controller -                                     Inc. -- June 1987 - January
                               Principal                                        1992.
                               Accounting
                               Officer

J.E. Utley...................  Group Chief........  53...  August 1992........  Vice Chairman, K-H Corporation
                               Executive,                                       & Vice President Strategic
                               Kelsey-Hayes Group                               Planning, Kelsey-Hayes
                                                                                Company -- December 1989 -
                                                                                August 1992.  President and
                                                                                Chief Operating Officer,
                                                                                Kelsey-Hayes Company -- April
                                                                                1988 - November 1989.

K.L. Walker..................  Vice President,....  45...  September 1991.....  Senior Counsel, TRW, Inc.,
                               Legal and Secretary                              Engine Components Group
                                                                                -- July 1984 - August 1991.

A.T. Williams................  Vice President,....  47...  February 1991......  Director Financial Analysis
                               Business                                         -- November 1986 -
                               Performance                                      January 1991.

- ----------
(1) All positions shown are with the Company unless otherwise indicated.

(2) All executive officers are appointed by the Board of Directors of the Company and serve at its pleasure.

(3) There are no family relationships between any of the executive officers, directors or persons nominated for such positions and there is no arrangement or understanding between any of the executive officers and any other person pursuant to which he or she was selected as an officer.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


WORLD HEADQUARTERS
672 Delaware Avenue
Buffalo, New York  14209-2202
Telephone: 716 888-8000

ANNUAL MEETING
The annual meeting of the Company's shareholders will be held on Thursday, June 2, 1994 in the Albright-Knox Art Gallery, 1285 Elmwood Avenue, Buffalo, New York.

STOCK TRADING SYMBOL
Common: VAT

STOCK EXCHANGE LISTINGS
Common: New York, Toronto

Common stock has unlisted trading privileges on Boston, Midwest and Pacific stock exchanges.

TRANSFER AGENT AND REGISTRAR
Mellon Securities Trust Company
120 Broadway
New York, New York  10271
Telephone  1 800 526-0801
           1 412 236-8000
Telecommunications Devices for the Deaf
           1 800 231-5469

DIVIDENDS

As long as any shares of Class II Series A Preferred Stock are outstanding, unless all cumulative and "additional" dividends then payable on these shares have been declared and paid or amounts set aside for payment, the Company may not, without the prior approval of the holders of these shares:

 1) declare or pay any dividends (other than stock dividends in shares of the Company ranking junior to these shares) on any common or junior shares;

 2) redeem, purchase or make any capital distribution in respect of any equal or junior shares; or

 3) issue any additional shares ranking as to capital or dividends prior to or on a parity with these shares.

 At this time all dividends now payable have been paid or set aside for payment.


STATISTICAL DATA

January 31,                            1994          1993
                                     ------        ------
Number of registered
shareholders:
  Common........................     21,544        33,054
  Preferred.....................          8           573

Shares outstanding
 (thousands):
  Common........................     43,957        30,999
  Preferred:
    Class I.....................          -        11,806
    Class II....................      2,001         2,001

MARKET PRICE OF COMMON STOCK

Year ended January 31,                        1994
                                              ----
Quarters                               HIGH           LOW
                                    -------       -------
  First                             $34 3/4       $25 3/4
  Second                            $34 3/8       $26 7/8
  Third                             $39 1/8       $33 1/8
  Fourth                            $47 7/8       $36 1/4

Year ended January 31,                        1993
                                              ----
Quarters                               High           Low
                                    -------       -------
  First                             $15 1/4       $12 1/8
  Second                            $19 5/8       $13 5/8
  Third                             $22 1/4       $17 3/8
  Fourth                            $30 1/4       $18 1/2

ITEM 6. SELECTED FINANCIAL DATA /(1)(2)/

The following selected financial data has been derived from the Consolidated Financial Statements of the Company for the fiscal years 1993, 1992, 1991, 1990 and 1989.

  The selected financial data should be read in connection with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

(Dollars in millions except per share amounts)

Years ended January 31,       1994  1993/(3)/    1992      1991  1990/(4)/
- --------------------------  ------  ---------  ------    ------  ---------
Total sales and revenues..  $2,726     $3,375  $3,169    $3,616     $2,426
Income (loss) before
 extraordinary loss and
 cumulative effect of
 changes in accounting
 principles...............  $   76     $   33  $ (178)   $   94     $   94

- --------------------------  ------     ------  ------    ------     ------
Per share income (loss)
 before extraordinary
 loss and cumulative
 effect of changes in
 accounting principles:
  Primary.................  $ 1.80     $  .56  $(7.87)   $ 3.06     $ 3.57
  Fully diluted...........  $ 1.73     $  .56  $(7.87)*  $ 2.77     $ 3.11

* Anti-dilutive

- --------------------------  ------     ------  ------    ------     ------
Total assets..............  $2,028     $2,087  $3,180    $3,470     $3,352
Long-term debt............  $  186     $  305  $  864    $  793     $  904
- --------------------------  ------     ------  ------    ------     ------

(1) See Note 13 to the Consolidated Financial Statements included herein for discussion of contingent liabilities and commitments.
(2) No cash dividends on common stock have been paid in any of the years in the five-year period ended January 31, 1994.
(3) Amounts reported for January 31, 1993 reflect the sale of a majority ownership in Hayes Wheels, the sale of substantially all of the net assets of Massey Ferguson's North American distribution operations and the formation of a joint venture that acquired substantially all of the net assets of Agricredit.
(4) Amounts reported for January 31, 1990 reflect the acquisition of K-H Corporation effective November 30, 1989.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Varity Corporation's consolidated financial results for the year ended January 31, 1994 (fiscal 1993) reflected a net loss of $71.5 million ($2.23 per share) compared to net income of $27.0 million ($.32 per share) for fiscal 1992 and a net loss of $178.0 million ($7.87 per share) for fiscal 1991. During the first quarter of fiscal 1993, the Company recognized a one-time, non-cash $146.1 million charge ($3.98 per share) in connection with the adoption of two new accounting standards as described in Note 1 of the Notes to Consolidated Financial Statements. In addition, during fiscal 1993 the Company incurred an extraordinary loss of $1.7 million ($.05 per share) with respect to the early redemption of debt.

  Fiscal 1992 results also were affected by several unusual items, including a $23.6 million loss associated with the sale of a Massey Ferguson unit, a $17.3 million gain from the sale of a majority ownership in a Kelsey-Hayes subsidiary and a $6.4 million extraordinary loss resulting from the early redemption of debt. Excluding the effects of the aforementioned one-time accounting changes and other non-recurring gains or charges, fiscal 1993 earnings rose to $76.3 million compared with $39.7 million in fiscal 1992.

  Foreign exchange rate fluctuations between various European currencies and the United States dollar can significantly affect the Company's reported results, as a substantial volume of farm equipment products are sold into the United States from Europe. A significant portion of costs associated with the farm equipment segment and the engines segment are incurred at European manufacturing locations in the United Kingdom and France. This cross-trading gives rise to exchange gains and losses on individual transactions in different currencies.

  As a result of exchange rate volatility, principally during fiscal 1992, the average value of the U.S. dollar (utilized to translate foreign currency revenues and expenses) for fiscal 1993 was 13% higher against the British pound and approximately 7% higher against the other major European currencies compared to such average values in fiscal 1992. As a result, the Company's sales and related costs transacted in the foreign countries where the Company primarily operates were at lower relative values than in the prior year, based on the lower translation value of such foreign currencies. At January 31, 1994, the value of the U.S. dollar was relatively stable against the British pound and approximately 7% higher against the other major European currencies as compared to values at the previous year-end. Accordingly, the Company's consolidated assets and liabilities located in foreign countries (which are translated using the respective year-end rates of exchange) are affected by the lower translation value of such foreign currencies in comparison to the prior year, the impact of which is reflected in the foreign currency translation adjustment account in stockholders' equity in the Company's consolidated balance sheet.

  The accompanying fiscal 1993 consolidated statement of operations is not readily comparable to fiscal 1992 or fiscal 1991 as a result of the Company's dispositions in the fourth quarter of fiscal 1992 of all or a portion of certain businesses which are no longer included in the Company's consolidated results, as is described more fully in Notes 14 and 15 of the Notes to Consolidated Financial Statements. Significant declines in sales and revenues, cost of goods sold, marketing, general and administration and interest, net are a direct result of such dispositions. The ensuing segment operating review for fiscal 1993 as compared with fiscal 1992 addresses each group's remaining core businesses in the context of its segment results.

SEGMENT OPERATING REVIEW

(Dollars in millions)
                                             Fiscal 1993                        Fiscal 1992       Fiscal 1991
                                             -----------   --------------------------------   ---------------
                                                  Actual   Pro Forma/(2)/   Historical/(1)/   Historical/(1)/
                                             -----------   --------------   ---------------   ---------------
Sales and revenues:

 Automotive products (Kelsey-Hayes)               $1,149           $  969            $1,516            $1,354
 Engines (Perkins)                                   702              744               744               717
 Farm equipment (Massey Ferguson)                    898              996             1,141             1,132
 Other (Pacoma)                                       51               60                60                45
 Eliminations                                        (74)             (86)              (86)              (79)
                                                  ------           ------            ------            ------
  Total                                           $2,726           $2,683            $3,375            $3,169
                                                  ======           ======            ======            ======

Operating income (loss):

 Automotive products (Kelsey-Hayes)               $   90           $   66            $  133            $   56
 Engines (Perkins)                                    46               42                42                20
 Farm equipment (Massey Ferguson)                      8               10                 4               (55)
 Other (Pacoma)                                       (2)              (5)               (5)              (16)
                                                  ------           ------            ------            ------
  Total                                           $  142           $  113            $  174            $    5
                                                  ======           ======            ======            ======

     (1) Historical amounts reflect the fiscal 1993 presentation of no longer reporting the finance companies as a separate segment, but incorporating the limited remaining third party business directly into the related manufacturing segment. This change in presentation had no effect on total consolidated sales and revenues or on consolidated net income, as reported, for fiscal 1992 or fiscal 1991.

     (2) Automotive products segment information for fiscal 1992 is presented on a pro forma basis to exclude $547 million of sales and revenues and $56 million of operating earnings of Hayes Wheels International, Inc. (Hayes Wheels), Brembo Kelsey Hayes, S.p.A. (Brembo) and Dayton Parts, Inc. (Dayton Parts). Subsequent to the Company's sale of its majority ownership in Hayes Wheels, during the fourth quarter of fiscal 1992, such operations are not consolidated and accordingly are not included in the above segment information. The Company's 46% share of the earnings of Hayes Wheels for the last month of fiscal 1992 and all of fiscal 1993, excluding charges associated with first quarter fiscal 1993 accounting changes, is included in equity in earnings of associated companies in the consolidated statements of operations. Brembo and Dayton Parts were sold and as a result, did not contribute to the Company's fiscal 1993 results. Automotive products results have also been adjusted to reflect the impact of the incremental costs associated with Statement of Financial Accounting Standard (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which was adopted in the first quarter of fiscal 1993, as if it had been adopted at the beginning of fiscal 1992.

           Farm equipment segment information for fiscal 1992 is presented on a pro forma basis to exclude $145 million of sales and revenues and $3 million of operating losses of Massey Ferguson's North American distribution operations which were sold during the fourth quarter of fiscal 1992 and Agricredit, a diversified wholly-owned North American equipment finance subsidiary, which was sold to a 50% owned joint venture, during the fourth quarter of fiscal 1992. Pro forma amounts have also been adjusted to reflect the impact of the incremental costs associated with SFAS No. 106 as if it had been adopted at the beginning of fiscal 1992.

  AUTOMOTIVE PRODUCTS

  United States automobile and light truck demand during fiscal 1993 continued to improve, as measured by a 9% increase in vehicle sales over the comparable fiscal 1992 period, reflecting increased consumer confidence and a generally stronger overall business environment. Correspondingly, North American production of these vehicles, which incorporate Kelsey-Hayes' products and influences the Company's automotive products segment, increased 12% during the same period. Varity's automotive products segment benefitted from its strategic position as a major supplier of anti-lock braking systems (ABS) and foundation (conventional) brakes for light trucks, vans and sport utility vehicles, as North American industry production of these vehicles increased 15% during fiscal 1993. As a result, the Company's automotive products segment recorded sales of $1.1 billion in the current year, reflecting an increase of 19% over pro forma fiscal 1992 levels, as adjusted for business divestitures.

     In addition to increased North American light vehicle production, higher sales also resulted from expanded ABS installation rates in new vehicles, replacement of two-wheel ABS with higher value four-wheel systems and strong demand for foundation brake products, including the full year impact of certain vehicle platforms launched in the fall of fiscal 1992.

     The automotive products segment also includes sales of products for the heavy duty truck and trailer market, which are produced by the heavy duty brake group of Dayton Walther, a wholly-owned subsidiary of Kelsey-Hayes. Sales of this unit benefitted from higher industry sales of 33% and 11% for heavy duty and medium duty trucks, respectively, during calendar year 1993 as compared to 1992.

     Segment operating income in 1993 for the automotive products segment was $90 million, up 36% from 1992 pro forma results of $66 million. Earnings improved over the prior year as a direct result of the aforementioned increased sales and the continued focus on implementing cost reductions and productivity improvements. The current year's results were tempered, however, by expenses associated with expanding capacity and pursuing new ABS business. These expenditures included costs for establishment of the European ABS marketing and technical center in Wiesbaden, Germany and the initial start-up activities at the Heerlen, Netherlands and Fowlerville, Michigan ABS manufacturing facilities, which are scheduled to commence production in mid-1994. The majority of these expenditures were associated with product engineering and vehicle testing activities to support customer programs.

     In addition, operating margins in Kelsey-Hayes' foundation and heavy duty brakes business were negatively influenced by higher costs from overtime and outsourcing penalties as a result of increased demand for certain high-volume vehicle platforms.

     North American Kelsey-Hayes automotive segment engineering and product development costs increased 9% during fiscal 1993, in support of various new programs scheduled for launch in 1994 and beyond. These programs include the four-wheel EBC-10 (tm) ABS system scheduled for production in mid-1994 and another significant vehicle platform program which commences production in early 1994 and encompasses both ABS and conventional brake products.

     During fiscal 1992, United States automobile and light truck retail sales increased 5% over the prior period, as consumer and business uncertainty concerning the economy lessened. Correspondingly, industry vehicle production increased 10% during the same period, with light truck production increasing 18%.

     As a result of the automotive products segment's concentration in light truck products, sales increased 12% to $1.5 billion (before pro forma adjustments) in fiscal 1992 from the prior year. Such sales increased 14% when adjusted to include the sales of the segment's wheels business for the full year in fiscal 1992. During the fourth quarter of fiscal 1992, the Company sold a majority ownership in its Hayes Wheels business to the public. The Company no longer consolidates the results of Hayes Wheels as it now accounts for its 46.3% share of earnings on the equity basis. (Hayes Wheels' sales amounted to $377.6 million during the approximately eleven month period they were consolidated in fiscal 1992).

     Underlying the increase in segment sales were higher ABS sales due to increased vehicle production, improved market installation rates (approximately 30% in 1992 as compared to approximately 16% in 1991) and a mid-year conversion from two-wheel to higher value four-wheel ABS on several vehicle platforms.

     Foundation brake group sales also experienced significant growth during fiscal 1992, due to higher industry automobile and light truck production and the commencement of sales for several new brake component programs. Additionally, a strong trailer market and gradually improving heavy and medium duty industry truck sales favorably affected the heavy duty brakes group's sales during fiscal 1992.

     The automotive products segment recorded operating income of $133 million during fiscal 1992 as compared to fiscal 1991 operating income of $56 million. After eliminating the special fiscal 1991 restructuring charge for employment reductions and other related actions, operating income was $106 million. Earnings improvement to $133 million is primarily due to higher volumes and benefits from the fiscal 1991 restructuring program.

  ENGINES

  Demand for diesel engines in the major market sectors in which the Company's Perkins engines segment participates (agricultural, construction, industrial, marine and automotive) remained soft during fiscal 1993 as manufacturers that incorporate such equipment in their products experienced little increase in demand, particularly in Europe. For Perkins this was largely offset by increased United Kingdom sales, specifically in the agricultural and power generation sectors, reflecting both sales to new customers, including several international equipment producers, and increased sales to certain existing accounts in connection with new applications for its engines. As a result, total engines segment sales, adjusted to neutralize the effects of differing foreign exchange rates between the periods, increased 8% to $702 million in fiscal 1993 as compared with the prior year. (Reported engines segment sales declined $42 million due to the lower translation value of the British pound during fiscal 1993 versus fiscal 1992). Higher sales in the United Kingdom, United States, Middle East and Far East offset lower volumes attributable to the continuing difficult economic conditions in continental Europe, including a prolonged downturn in its economy and an industrial slowdown affecting demand in several key markets. In addition, sales of engines parts increased approximately $11 million from the prior year primarily as a result of an increase in military equipment repair activity.

     Operating income in fiscal 1993 for the engines segment increased 10% to $46 million as a result of higher exchange adjusted sales, productivity improvements and continuing efforts to control costs, despite certain non-recurring military sales in the prior year.

     Engines segment sales increased 4% to $744 million in fiscal 1992 as compared to fiscal 1991. Despite relatively high exchange rate volatility during fiscal 1992, the average value of the U.S. dollar (utilized to translate foreign currency revenues) for fiscal 1992 was only 1% higher against the British pound compared to the average rate in fiscal 1991. As a result, fiscal 1992 sales, adjusted to neutralize the effects of differing foreign exchange rates between the periods, increased only marginally more than the 4% absolute dollar increase as compared to fiscal 1991. Sales to new customers, wider applications for certain existing customers and sales of engines for military equipment in connection with the United Nations Bosnian relief efforts offset sluggish demand for engines due to recessionary economic conditions.

     Operating income in fiscal 1992 improved to $42 million from $20 million in fiscal 1991 ($32 million after eliminating the fiscal 1991 restructuring provision for employment reductions and other related actions). Operating income benefitted from marginally higher sales, results from the fiscal 1991 restructuring program and ongoing cost reduction efforts. In addition, fiscal 1991 operating earnings were depressed due to a four week strike at Perkins' main diesel engine factory in Peterborough, England.

  FARM EQUIPMENT

  Sales of farm equipment declined $243 million to $898 million in fiscal 1993, as a result of certain transactions affecting comparability with the prior year. During the fourth quarter of fiscal 1992, the Company sold substantially all of the net assets of Massey Ferguson's North American farm equipment distribution operations to AGCO Corporation (AGCO), primarily dealer accounts receivable and inventories. Additionally, the Company and AGCO formed a 50% joint venture that acquired substantially all of the net assets of Agricredit, a diversified North American equipment finance company which was previously wholly-owned by Varity. During fiscal 1992, the former North American distribution operations contributed $103.0 million to consolidated sales and revenues (primarily wholesale sales to dealers) for which the Company had no corresponding sales in fiscal 1993. Similarly, Agricredit contributed $42.0 million of revenue in fiscal 1992 for which no corresponding current year revenue exists.

     After adjusting fiscal 1992 sales and revenues for such business divestitures, sales in the current year decreased $98 million. Further adjusted to neutralize the effects of differing foreign exchange rates between the periods, sales declined marginally by approximately $6 million, reflecting the continuing decline in demand for agricultural tractors in many markets, partially offset by an increase in aggregate market share.

     Demand for tractors in Europe, the most significant market for the Company's agricultural products, declined by 8% in fiscal 1993. The resultant impact on Massey Ferguson was mitigated by relatively stable demand in France and significant improvement in United Kingdom farm incomes and related purchasing power. As a result of the Company's strong position in the United Kingdom, Massey Ferguson's European market share rose from 9.6% in 1992 to 10.6% in 1993. Sales of unassembled tractor kits to licensees declined 13% in 1993 primarily as a result of economic downturns in Iran, Mexico and Pakistan, partially offset by gains in Turkey. Third world markets continue to be affected by a combination of political instability, funding availability constraints and climate conditions. In North America, Massey Ferguson's market share increased to 8% during the year, reflecting benefits of the 1992 distribution agreement with AGCO.

     Operating income declined to $8 million in fiscal 1993 from $10 million in 1992 principally as a result of marginally lower exchange adjusted sales and certain one-time charges relating to disposed operations and product lines.

     Total sales of farm equipment increased marginally in fiscal 1992 from the prior year despite contracting worldwide demand, global economic recessionary conditions and uncertainty over reforms in agricultural support programs. Underlying market share increases in North America and increased sales of unassembled tractor kits to licensees, most notably in Pakistan and Turkey, contributed to the modest sales improvement. Foreign exchange translation values were relatively constant between the two periods.

     Farm equipment recorded operating income of $4 million in fiscal 1992 as compared with an operating loss of $55 million in the prior year (income of $28 million and a loss of $11 million after eliminating unusual charges for business dispositions, employment reductions and other related actions, respectively). Improved earnings were a function of marginally higher sales and improved margins reflecting initial benefits of the fiscal 1991 restructuring program in addition to ongoing cost reduction efforts.

  NON-SEGMENT OPERATING REVIEW

  As a result of the adoption of several new accounting standards in fiscal 1993, the Company incurred a non-cash, one-time charge of $146.1 million, primarily pertaining to postretirement benefits other than pensions.

     In connection with the use of proceeds generated from a common equity offering during fiscal 1993, the Company incurred an extraordinary loss of $1.7 million on the early redemption of indebtedness consisting of redemption premiums and the write-off of related unamortized debt issuance costs. Similarly, the Company incurred a $6.4 million loss on the early redemption of debt in fiscal 1992.

     As a result of such debt redemptions, other repayments and business divestitures during fiscal 1993 and the latter portion of fiscal 1992, the Company significantly reduced its interest expense during the current year. Interest expense in fiscal 1993 amounted to $35.8 million compared with $139.0 million in the prior year.

     During the fourth quarter of 1992, the Company recognized a gain from the sale of a majority ownership in a Kelsey-Hayes subsidiary amounting to $17.3 million. In accordance with SFAS No. 96, no provision for taxes was made at the time of the transaction with respect to the gain due to the Company's existing tax loss carryforwards. Subsequent to the transaction the Company accounts for its investment in Hayes Wheels on the equity method of accounting. Additionally, in fiscal 1992 the Company sold Agricredit to a 50% owned joint venture and now accounts for this investment on the equity method. As a result, equity in earnings of associated companies rose to $16.4 million in fiscal 1993. Hayes Wheels and Agricredit contributed $11.5 million and $4.3 million, respectively. Subsequent to January 31, 1994, the Company sold its remaining 50% ownership in Agricredit to AGCO for an amount which approximated the Company's carrying value of the investment.

  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  During fiscal 1993, the Company continued a series of actions, commenced in the prior year, to strengthen its balance sheet, improve shareholder value and enhance its competitive position in markets around the world. These actions included a second quarter equity offering of previously unissued common stock and the conversion, in the third quarter, of all the outstanding shares of Class I Preferred Stock into common stock, eliminating an annual dividend requirement of approximately $16 million.

     A substantial portion of the proceeds of the 4.6 million share equity offering at $32.75 a share was used to reduce long-term debt, primarily the remaining public debt of Kelsey-Hayes. The remainder of the proceeds was used to reduce short-term indebtedness in order to improve the Company's financial flexibility to fund increased investment in its Kelsey-Hayes businesses.

     As a result of debt repayments in connection with funds from the equity offering and the sale of Kelsey-Hayes' majority interest in Brembo, which was completed during fiscal 1993, long-term debt outstanding at January 31, 1994 (including current maturities) decreased to $191.1 million from $334.6 million at January 31, 1993. Short-term notes payable decreased by $59.4 million to $68.0 million at January 31, 1994 from $127.4 million at January 31, 1993 as a result of the use of proceeds from the aforementioned equity offering, further increasing the Company's liquidity.

     Unused long-term and short-term lines of credit at January 31, 1994 were $97.6 million and $185.6 million, respectively. Management believes that Varity, as a result of its continued strategic initiatives, will have improved access to credit markets and that its credit facilities and cash flow from operations will continue to be sufficient to meet its operating needs.

     Certain of the Company's loan agreements provide for financial covenants relating to such matters as the maintenance of specified financial ratios and minimum net worth. Certain loan agreements also contain cross-default provisions. At January 31, 1994 the Company and each of its subsidiaries were in compliance with their financial covenants. Management expects that the Company and each of its subsidiaries will remain in compliance during the year ending January 31, 1995.

     Receivables declined $12.3 million to $540.7 million at January 31, 1994 from $553.0 million at January 31, 1993. After adjusting for the sale of Brembo and to a lesser extent, foreign exchange fluctuations, receivables actually increased by approximately $20 million primarily due to strong sales in the fourth quarter of fiscal 1993.

     Inventories of raw materials, work-in-process and finished products decreased to $257.6 million at January 31, 1994 from $271.1 million at January 31, 1993. After adjusting for the sale of Brembo and, to a lesser extent, foreign exchange fluctuations, inventories actually increased by approximately $13 million primarily due to routine adjustments in manufacturing schedules in response to customer demand.

     Net fixed assets increased $5.2 million to $602.3 million at January 31, 1994 from $597.1 million at January 31, 1993 due to capital additions exceeding depreciation and disposals (primarily Brembo), partially offset by marginal declines due to foreign exchange. Capital expenditures during fiscal 1993 and 1992 were $154.8 million and $105.9 million, respectively, and depreciation and amortization were $84.8 million and $123.4 million, respectively, for the same periods. Capital expenditures for fiscal 1994 should approximate $220 million, of which $74.0 million has been committed. These expenditures will be mainly for the completion of construction of new plants in the United States and the Netherlands for the production of ABS, in addition to normal equipment replacements and operating improvements related to reducing costs and increasing output.

     Other long-term liabilities increased by $77.2 million to $382.4 million at January 31, 1994 from $305.2 million at January 31, 1993, primarily due to the recognition of the liability for postretirement benefits other than pensions in the current year as is further described in Note 1 of the Notes to Consolidated Financial Statements, offset in part by a decrease in certain pension liabilities as a result of funding contributions made in fiscal 1993. Pension and other postretirement benefit costs will increase in fiscal 1994 due to lower discount rates necessitated by declining interest rates in the U.S. and elsewhere.

     Stockholders' equity increased by $82.2 million to $630.7 million at January 31, 1994, as the increase in common stock of $143.7 million, resulting from the current year equity offering was partially offset by the $71.5 million net loss due principally to the adoption of two new accounting standards as described in Note 1 of the Notes to Consolidated Financial Statements, in addition to preferred dividends paid of $10.4 million. The decrease in preferred stock resulting from the current year conversion of Class I Preferred Stock into common stock was offset by the issuance of 8,085,000 shares of common stock, net of transaction expenses.

     Varity is primarily dependent on its subsidiaries to meet its cash requirements. Varity's ability to obtain cash from its subsidiaries or to transfer cash between subsidiaries is governed by the financial condition and operating requirements of these subsidiaries, and in certain instances the terms of loan agreements or similar agreements to which its subsidiaries are parties. The Company has ongoing short-term cash requirements for working capital, capital expenditures, dividends, interest and debt payments. The Company believes that its cash requirements will be met through internally and externally generated sources, existing cash balances and utilization of available borrowing facilities.

     As a result of the Company's actions over the past two years to reduce debt and increase operating efficiencies, the Company's financial position and liquidity have improved markedly. The Company believes these actions have improved its access to capital markets and will better posture the Company to finance investment in and expansion of the growth areas of its businesses. The Company is exploring further opportunities to divest operations that do not meet its strategic objectives, including farm equipment. The Company anticipates any such transactions would further improve its liquidity and financial flexibility, if and to the extent that such opportunities might be realized in the future.

     During the next five years the Company believes that its cash requirements for working capital, capital expenditures, dividends, interest and debt repayments will continue to be met through internally and externally generated sources and utilization of available borrowing sources.

     The Company, primarily through its automotive products segment, is involved in a limited number of remedial actions under various federal and state laws and regulations relating to the environment which impose liability on parties to clean up, or contribute to the cost of cleaning up, sites on which their hazardous wastes or materials were disposed or released. The Company believes that it has made adequate provision for costs associated with known remediation efforts in accordance with generally accepted accounting principles and does not anticipate the future cash requirements of such efforts to be significant. The Company has made no provision for any unasserted claims as it is not possible to estimate the potential size of such future claims, if any.

  OUTLOOK

  The Company believes that its automotive products segment is positioned to benefit in fiscal 1994 from the improving conditions in the North American automotive industry. The Company is also addressing the incremental cost burdens it is experiencing as a result of increased production schedules. Continued management actions and cost reduction efforts have positioned both the engines and farm equipment segments to benefit when the European economy improves, although the Company does not expect a major upturn in Europe during fiscal 1994.

Item 8.  Consolidated Financial Statements and Supplementary Data

Consolidated Statements of Operations

(Dollars in millions except per share amounts)               Varity Corporation and subsidiaries
- ---------------------------------------------               ------------------------------------
Years ended January 31,                                         1994          1993          1992
                                                            --------      --------      --------
Total sales and revenues...............................     $2,725.8      $3,374.5      $3,169.1
                                                            --------      --------      --------
Expenses:
  Cost of goods sold...................................      2,261.3       2,744.5       2,636.1
  Marketing, general and administration................        277.2         358.1         350.7
  Engineering and product development..................         81.4          80.1          75.7
  Interest, net  (Note 8)..............................         35.8         139.0         150.6
  Exchange losses .....................................          0.3           3.2           9.8
  Other (income) expense, net..........................         (2.7)         (0.4)          3.0
  Losses on sales of businesses and
    other restructuring charges (Note 14)..............            -          23.6         108.3
  Non-recurring gain (Note 15).........................            -         (17.3)            -
                                                            --------      --------      --------
                                                             2,653.3       3,330.8       3,334.2
                                                            --------      --------      --------
Income (loss) before income taxes, earnings of
  associated companies, extraordinary loss and
  cumulative effect of changes in accounting
  principles...........................................         72.5          43.7        (165.1)
Income tax provision  (Note 3).........................        (12.6)        (11.6)        (12.9)
                                                            --------      --------      --------
Income (loss) before earnings of associated companies,
  extraordinary loss and cumulative effect of
  changes in accounting principles.....................         59.9          32.1        (178.0)
Equity in earnings of associated companies (Note 17)...         16.4           1.3             -
                                                            --------      --------      --------
Income (loss) before extraordinary loss and cumulative
  effect of changes in accounting principles...........         76.3          33.4        (178.0)
Extraordinary loss (Note 8)............................         (1.7)         (6.4)            -
Cumulative effect of changes in accounting principles
  (Note 1).............................................       (146.1)            -             -
                                                            --------      --------      --------
Net income (loss)......................................     $  (71.5)     $   27.0      $ (178.0)
                                                            ========      ========      ========
Income (loss) attributable to
  common  stockholders.................................     $  (81.9)     $    8.5      $ (196.5)

Per share data (Note 4):
Before extraordinary loss and cumulative effect
  of changes in accounting principles:
     Primary ..........................................     $   1.80      $   0.56      $  (7.87)
     Fully diluted ....................................     $   1.73      $   0.56      $  (7.87)*

Extraordinary loss:
     Primary ..........................................     $  (0.05)     $  (0.24)     $      -
     Fully diluted ....................................     $  (0.05)*    $  (0.24)*    $      -

Cumulative effect of changes in accounting principles:
     Primary ..........................................     $  (3.98)     $      -      $      -
     Fully diluted ....................................     $  (3.98)*    $      -      $      -

Net income (loss):
     Primary ..........................................     $  (2.23)     $   0.32      $  (7.87)
     Fully diluted ....................................     $  (2.23)*    $   0.32      $  (7.87)*

* Anti-dilutive

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

(Dollars in millions)                                              Varity Corporation and subsidiaries
- ------------------------------------------------------------       -----------------------------------
As of January  31,                                                         1994                   1993
                                                                   ------------           ------------
Assets
Current assets:
   Cash and cash equivalents................................           $   55.2              $   118.8
   Marketable securities (Note 2)...........................               58.0                   34.8
   Receivables (Note 5).....................................              540.7                  553.0
   Inventories (Note 2).....................................              257.6                  271.1
   Prepaid expenses and other...............................               32.5                   30.8
                                                                       --------               --------
Total current assets........................................              944.0                1,008.5
                                                                       --------               --------
Investments in associated and
   other companies (Note 17)................................              129.5                  130.5

Fixed assets:
   Land and buildings.......................................              250.6                  247.4
   Machinery, equipment and tooling.........................              858.0                  841.9
                                                                       --------               --------
                                                                        1,108.6                1,089.3
Accumulated depreciation and amortization...................             (506.3)                (492.2)
                                                                       --------               --------
Net fixed assets............................................              602.3                  597.1

Other assets and intangibles (Note 6).......................              352.6                  350.4
                                                                       --------               --------
                                                                       $2,028.4               $2,086.5
                                                                       ========               ========

Liabilities
Current liabilities:
   Notes payable............................................           $   68.0               $  127.4
   Current portion of long-term debt (Note 8)...............                5.6                   29.4
   Accounts payable and accrued liabilities (Note 7)........              752.2                  758.3
                                                                       --------               --------
Total current liabilities...................................              825.8                  915.1
                                                                       --------               --------
Long-term debt (Note 8).....................................              185.5                  305.2

Other long-term liabilities (Note 9)........................              382.4                  305.2

Minority interest in subsidiaries...........................                4.0                   12.5

Contingent liabilities and commitments (Note 13)............
                                                                       --------               --------
Stockholders' equity (Note 12)
Preferred stock - at stated value
 (Liquidation value: 1994 - $37.6; 1993 - $275.6)...........                6.8                  222.1
Common stock - at stated value
 (Shares issued: 1994 - 43,957,126; 1993 - 30,998,848)......              637.4                  277.0
Contributed surplus.........................................              656.3                  656.3
Deficit.....................................................             (561.3)                (479.4)
Foreign currency translation adjustment.....................              (79.8)                 (75.3)
Pension liability adjustment (Note 10)......................              (30.5)                 (46.0)
Unrealized gains on marketable securities (Note 2)..........                1.8                      -
Notes receivable from officer stockholders..................                  -                   (6.2)
                                                                       --------               --------
Total stockholders' equity..................................              630.7                  548.5
                                                                       --------               --------
                                                                       $2,028.4               $2,086.5
                                                                       ========               ========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

                                                      Thousands of
                                                      shares outstanding               Equity (Dollars in millions)
- ----------------------------------------------------  -------------------------------  ----------------------------



                                                           Preferred Stock                          Preferred Stock
                                                      --------------------     Common  ----------------------------
                                                      Class I     Class II      stock        Class I       Class II
                                                      -------     --------     ------        -------       --------
Balance, January 31, 1991...........................   11,816       2,001      24,930        $ 215.5         $6.8

Officer notes receivable............................
Shares issued under Performance Equity Plan.........                               47
Purchase of dissenting
    shareholders' stock.............................      (10)                     (2)          (0.2)
Exercise of stock options...........................                               13
Foreign currency translation adjustment.............
Dividends on Class I Preferred Stock................
Dividends on Class II Preferred Stock...............
Pension liability adjustment .......................
Net loss............................................
                                                      -------       -----      ------        -------         ----
Balance, January 31, 1992...........................   11,806       2,001      24,988          215.3          6.8

Sale of common stock................................                            5,750
Shares issued under Performance Equity Plan.........                              194
Exercise of stock options...........................                               67
Foreign currency translation adjustment.............
Dividends on Class I Preferred Stock................
Dividends on Class II Preferred Stock...............
Pension liability adjustment .......................
Net income..........................................
                                                      -------       -----      ------        -------         ----
Balance, January 31, 1993...........................   11,806       2,001      30,999          215.3          6.8

Officer notes receivable............................
Sale of common stock................................                            4,600
Exercise of stock options...........................                              273
Class I Preferred Stock converted
    to common stock.................................  (11,806)                  8,085         (215.3)
Foreign currency translation adjustment.............
Dividends on Class I Preferred Stock................
Dividends on Class II Preferred Stock...............
Pension liability adjustment .......................
Unrealized gain on marketable securities............
Net loss............................................
                                                      -------       -----      ------        -------         ----
Balance, January 31, 1994...........................        -       2,001      43,957        $     -         $6.8
                                                      =======       =====      ======        =======         ====

See accompanying notes to consolidated financial statements.



- ------------------------------------------------------------------------------------
                                                                     Notes
                                                    Unrealized  receivable
                                Trans-     Pension     gain on        from     Total
                                lation   liability     market-     officer    stock-
Common  Contributed            adjust-     adjust-        able      stock-  holders'
 stock      surplus  Deficit      ment        ment  securities     holders    equity
- ------  -----------  -------   -------   ---------  ----------  ----------  --------
$149.3     $656.3    $(291.4)   $  1.3     $(11.4)     $  -        $(6.4)    $ 720.0

                                                                     0.2         0.2
   0.8                                                                           0.8

                                                                                (0.2)
   0.3                                                                           0.3
                                 (30.1)                                        (30.1)
                       (15.7)                                                  (15.7)
                        (2.8)                                                   (2.8)
                                              0.6                                0.6
                      (178.0)                                                 (178.0)
- ------     ------    -------    ------     ------      ----        -----     -------
 150.4      656.3     (487.9)    (28.8)     (10.8)        -         (6.2)      495.1

 119.6                                                                         119.6
   6.2                                                                           6.2
   0.8                                                                           0.8
                                 (46.5)                                        (46.5)
                       (15.9)                                                  (15.9)
                        (2.6)                                                   (2.6)
                                            (35.2)                             (35.2)
                        27.0                                                    27.0
- ------     ------    -------    ------     ------      ----        -----     -------
 277.0      656.3     (479.4)    (75.3)     (46.0)        -         (6.2)      548.5

                                                                     6.2         6.2
 143.7                                                                         143.7
   4.5                                                                           4.5

 212.2                                                                          (3.1)
                                  (4.5)                                         (4.5)
                        (7.9)                                                   (7.9)
                        (2.5)                                                   (2.5)
                                             15.5                               15.5
                                                        1.8                      1.8
                       (71.5)                                                  (71.5)
- ------     ------    -------    ------     ------      ----        -----     -------
$637.4     $656.3    $(561.3)   $(79.8)    $(30.5)     $1.8        $   -     $ 630.7
======     ======    =======    ======     ======      ====        =====     =======

Consolidated Statements of Cash Flows


(Dollars in millions)                                             Varity Corporation and subsidiaries
- ---------------------                                             -----------------------------------
Years ended January 31,                                             1994        1993         1992
                                                                  ------      ------      -------
Cash flows from operating activities:
  Net income (loss).........................................      $(71.5)     $ 27.0      $(178.0)
  Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
    Depreciation and amortization...........................        84.8       123.4        120.2
    Gain on sales of fixed assets...........................        (0.3)       (3.8)        (4.1)
    Losses on sales of businesses and other
     restructuring charges..................................           -        23.6        108.3
    Non-recurring gain......................................           -       (17.3)           -
    Deferred income taxes...................................         7.5         2.2          4.1
    Equity in earnings of associated companies
     in excess of dividends received........................       (15.9)       (1.3)           -
    Extraordinary loss .....................................         1.7         6.4            -
    Cumulative effect of changes in accounting principles...       146.1           -            -
    Changes in:
      Receivables...........................................       (19.6)      (53.3)        85.9
      Inventories...........................................       (13.3)       20.0         88.8
      Prepaid expenses and other............................         6.8         0.9         14.1
      Accounts payable and accrued liabilities..............        24.1       (37.5)      (117.9)
      Other long-term liabilities...........................        (5.3)      (20.7)        (7.5)
                                                                   -----      ------      -------
   Cash provided by operating activities....................       145.1        69.6        113.9
                                                                   -----      ------      -------
Cash flows from investing activities:
  Purchases of marketable securities........................       (52.9)      (28.3)       (52.1)
  Proceeds from sales of marketable securities..............        40.4        22.8         58.4
  Origination of retail finance receivables.................           -      (209.9)      (187.6)
  Proceeds from retail finance receivables..................           -       197.5        194.2
  Additions to fixed assets.................................      (154.8)     (105.9)      (117.5)
  Proceeds from sales of fixed assets.......................        14.1        15.4         13.8
  Proceeds from sales of businesses.........................        33.6       146.4            -
  Additions to investments..................................        (4.1)      (20.3)        (3.3)
  Additions to other assets and intangibles.................       (26.2)      (15.2)       (16.6)
  Other.....................................................         0.5        (6.5)           -
                                                                  ------      ------      -------
   Cash used by investing activities........................      (149.4)       (4.0)      (110.7)
                                                                  ------      ------      -------
Cash flows from financing activities:
  Proceeds from bank borrowings ............................       108.7       335.6        260.7
  Repayments of bank borrowings.............................      (164.6)     (392.6)      (253.5)
  Proceeds from long-term debt..............................        89.3       661.5        814.4
  Repayments of long-term debt..............................      (225.8)     (822.3)      (770.1)
  Proceeds from sale of common stock........................       143.7       119.6            -
  Dividends paid............................................       (10.4)      (18.5)       (18.5)
  Other.....................................................         0.1        (3.9)         0.8
                                                                  ------      ------      -------
   Cash provided (used) by financing activities.............       (59.0)     (120.6)        33.8
                                                                  ------      ------      -------
Effect of foreign currency translation on
 cash and cash equivalents..................................        (0.3)      (11.8)       (10.4)
                                                                  ------      ------      -------
Increase (decrease) in cash and cash equivalents
 during the year............................................       (63.6)      (66.8)        26.6

Cash and cash equivalents at beginning of year..............       118.8       185.6        159.0
                                                                  ------      ------      -------
Cash and cash equivalents at end of year....................      $ 55.2      $118.8      $ 185.6
                                                                  ======      ======      =======

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years ended January 31, 1994, 1993 and 1992
(Fiscal 1993, 1992 and 1991, respectively)
(Dollars in millions unless otherwise stated)

1.  CHANGES IN ACCOUNTING PRINCIPLES

During fiscal 1993 the Company changed its method of accounting for income taxes, postretirement benefits other than pensions, postemployment benefits and marketable securities in accordance with several new Statements of Financial Accounting Standards. Prior years' financial statements were not restated for these changes.

   Effective February 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 replaced SFAS No. 96 which the Company previously followed in accounting for income taxes. The principal difference between SFAS No. 109 and SFAS No. 96 is the ability, under SFAS No. 109, to record a deferred tax asset for net operating loss and credit carryforwards, when its ultimate realization is more likely than not. The adoption of SFAS No. 109 had no effect on the Company's results of operations or financial condition.

   The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective February 1, 1993. This standard requires that the cost of postretirement benefits, primarily health care benefits, be recognized over employees' active working lives. In prior years, these costs were expensed as paid. The Company recorded the transition obligation, which represents costs related to service already rendered by both active and retired employees prior to fiscal 1993, as a cumulative effect of a change in accounting principle. This one-time, non-cash charge was $126.7 million. (The Company did not record an associated income tax benefit from the charge as tax operating losses in prior years diminish the Company's immediate ability to demonstrate that it is more likely than not that such benefits will be realized.) The Company will continue to follow its policy of funding postretirement benefits when due. The adoption of this new standard had the effect of increasing ongoing postretirement benefit expense for the year ended January 31, 1994 by $4.8 million. In addition to the Company's adoption of SFAS No. 106, the cumulative effect of changes in accounting principles in the consolidated statement of operations includes a similar one-time charge ($11.4 million, net of tax benefit) for Hayes Wheels International, Inc. (Hayes Wheels), a 46.3% owned affiliate.

   Effective February 1, 1993, the Company changed its method of accounting for postemployment benefits, in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits," to recognize a charge for such benefits when it is probable that a liability has been incurred and the amount can be reasonably estimated. The adoption of SFAS No. 112 resulted in a one-time, non-cash $8.0 million charge which has been included within the cumulative effect of changes in accounting principles in the Company's consolidated statement of operations.

   Effective January 31, 1994, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 supersedes SFAS No. 12 which the Company previously followed in accounting for marketable securities. SFAS No. 115 requires that debt and equity securities not classified as either held-to-maturity securities or trading securities be classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The Company has determined that its marketable securities portfolio at January 31, 1994 is available-for-sale, as defined within the pronouncement, and has presented the unrealized net gain on such portfolio as a separate component of stockholders' equity.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of all wholly and majority-owned subsidiaries. Investments in associated companies in which the Company's ownership interest ranges from 20 to 50% and over which the Company exercises influence on operating and financial policies are accounted for using the equity method (see Note 17). Other investments are accounted for using the cost method. Significant intercompany balances and transactions have been eliminated in consolidation.

   Historically, the Company has presented detailed supplemental information with respect to its finance subsidiaries. Such information is no longer presented due to changes in the composition of finance subsidiaries owned by the Company, which are now immaterial.

   Certain reclassifications have been made to the fiscal 1992 and 1991 consolidated financial statements and notes to conform with the fiscal 1993 presentation.

(b) Cash Equivalents

Cash equivalents consist of liquid instruments with an original maturity of three months or less.

(c) Marketable Securities

Effective January 31, 1994, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as described in Note 1. The Company has determined that its marketable securities portfolio at January 31, 1994 is available-for-sale, as defined within the pronouncement, and has presented the unrealized net gain on such portfolio as a separate component of stockholders' equity. Prior to the adoption of SFAS No. 115, marketable securities were carried at cost, which approximated market value.

   The cost, gross unrealized gains and losses and fair value of the Company's marketable securities at January 31, 1994 follows:

                                                    Gross       Gross
                                               unrealized  unrealized    Fair
                                        Cost        gains      losses   value
                                  ----------  -----------  ----------   -----
United States government bonds..       $15.0         $ .5       $   -   $15.5
Corporate bonds.................        31.4          1.2         (.2)   32.4
Foreign government bonds........         9.8           .3           -    10.1
                                       -----        -----       -----   -----
                                       $56.2        $ 2.0       $ (.2)  $58.0
                                       =====        =====       =====   =====

   The Company's marketable securities generally have contractual maturities that are long-term in nature, the majority of which are due after January 31, 1997.

(d) Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined primarily on the first-in, first-out basis. Cost includes the cost of material, direct labor and an applicable share of manufacturing overhead.

   The major classes of inventory are as follows:

January 31,                                      1994    1993
                                               ------  ------
Raw materials and work in process............  $107.4  $126.2
Finished goods...............................   150.2   144.9
                                               ------  ------
                                               $257.6  $271.1
                                               ======  ======

      The Company's inventory systems do not permit the disaggregation of raw materials from work in process.

(e) Fixed Assets

Additions to fixed assets are recorded at cost. Depreciation of fixed assets is generally provided on a straight-line basis at rates which are intended to depreciate the assets over their estimated useful lives as follows:

Buildings ...................................................... 10 to 50 years
Machinery, equipment and tooling ...............................  3 to 12 years

   Expenditures for maintenance, repairs and minor replacements of $36.6, $62.3, and $59.3 million for fiscal 1993, 1992 and 1991, respectively, were charged to expense as incurred.

(f) Goodwill

The excess of the acquisition cost over the aggregate fair value of the underlying net assets of businesses acquired is amortized on a straight-line basis over 40 years.

(g) Revenue Recognition

Sales are recorded by the Company when products are shipped.

(h) Research and Development Costs

Research and development costs, the majority of which are included in engineering and product development expenses, are charged to expense as incurred ($48.5, $41.4, and $38.1 million for fiscal 1993, 1992 and 1991, respectively).

(i) Foreign Currency Translation

For most foreign subsidiaries, the local currency is considered the functional currency. Assets and liabilities of these subsidiaries are translated at year-end rates of exchange. Revenue and expense items are translated at average rates of exchange for the year. Translation adjustments, including the translation effect of intercompany transactions deemed permanent in nature, that arise due to fluctuations in exchange rates are recorded directly in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the statements of operations.

(j) Income Taxes

Effective February 1, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," as described in Note 1.

   Deferred income taxes are provided on all significant temporary differences and represent the tax effect of transactions recorded for financial reporting purposes in periods different than for tax purposes.

(k) Financial Instruments

The carrying values of the Company's financial instruments at January 31, 1994 approximate their estimated fair values. The carrying amounts of cash and cash equivalents and notes payable approximate fair value due to the short-term maturity of such instruments. The carrying amount of marketable securities is based on quoted market prices. The carrying amount of foreign exchange contracts approximates fair value as all such contracts are revalued monthly based on current exchange or forward rates, as applicable, and substantially all have remaining contractual terms of six months or less. The carrying amount of long-term debt approximates fair value based on the quoted market prices for the same or similar issues, or the current rates offered to the Company for debt with similar maturities and characteristics.

3.  INCOME TAXES

Effective February 1, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," as described in Note 1.

   Income tax provisions have been recorded in respect of the Company's results of operations as follows:

Years ended January 31,                         1994   1993     1992
                                               -----  -----  -------
Income (loss) before income taxes, earnings
 of associated companies, extraordinary
 loss and cumulative effect of changes
 in accounting principles:
  United States..............................  $61.4  $20.7  $ (45.3)
  Foreign....................................   11.1   23.0   (119.8)
                                               -----  -----  -------
                                               $72.5  $43.7  $(165.1)
                                               =====  =====  =======

Income taxes currently payable:
  United States..............................  $ 1.3  $  .3  $    .5
  Foreign....................................    3.8    9.1      8.3
                                               -----  -----  -------
                                                 5.1    9.4      8.8
Deferred income taxes:
  Foreign....................................    7.5    2.2      4.1
                                               -----  -----  -------
Income tax provision.........................  $12.6  $11.6  $  12.9
                                               =====  =====  =======

   United States taxes represent federal income taxes. State income taxes are not material.

   The following table reconciles the 35%, 34% and 34% statutory United States federal income tax rates for the years ended January 31, 1994, 1993 and 1992, respectively, to the Company's effective tax rates:

Years ended January 31,                             1994    1993     1992
                                                  ------  ------   ------
Income tax provision (benefit) at the
 statutory rate.................................. $ 25.4  $ 14.9   $(56.1)
Increase (decrease) in income tax provision
 attributable to:
  Net effect of foreign tax rates................    (.7)    2.3      2.2
  Permanent differences resulting from
   purchase accounting...........................    2.2     4.4      3.6
  Translation exchange adjustments...............    (.7)   (1.5)      .4
  Operating losses for which no benefit has
   been provided.................................   13.4    14.5     68.4
  Utilization of prior years' net operating
   loss carryforwards............................  (30.9)  (19.1)    (9.5)
  Other..........................................    3.9    (3.9)     3.9
                                                  ------  ------   ------
Income tax provision............................. $ 12.6  $ 11.6   $ 12.9
                                                  ======  ======   ======
Effective tax rate...............................   17.4%   26.5%       -
                                                  ======  ======   ======

   The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities recorded on the balance sheet as of January 31, 1994 and February 1, 1993, the date of adoption of SFAS No. 109, are as follows:



                                JANUARY 31,  February 1,
                                       1994         1993
                                -----------  -----------

Deferred tax assets:
 Tax loss carryforwards.......       $268.6       $290.3
 Benefit plans................        105.4         93.9
 Liabilities and reserves.....          7.0         14.1
 Other........................         21.0         23.9
                                     ------       ------
  Gross deferred tax assets...        402.0        422.2
  Less: valuation allowance...        283.4        323.2
                                     ------       ------
  Total.......................        118.6         99.0
                                     ------       ------

Deferred tax liabilities:
 Fixed assets.................         81.9         79.7
 Intangible assets............         20.2          5.9
 Investments and other........         36.3         32.6
                                     ------       ------
  Total.......................        138.4        118.2
                                     ------       ------
  Net deferred tax liability..       $ 19.8       $ 19.2
                                     ======       ======

   The valuation allowance results principally from tax operating losses in prior years which diminish the Company's immediate ability to demonstrate that it is more likely than not that future benefits will be realized.

   The Company's fiscal 1993 sale of its majority interest in Brembo Kelsey-Hayes, S.p.A. substantially offsets the expected increase in net deferred tax liability resulting from the current year's deferred income tax expense.

   No provision has been made for United States federal or foreign taxes on that portion of foreign subsidiaries' undistributed earnings ($57.7 million at January 31, 1994) considered to be permanently reinvested. There would have been no United States federal income tax liability had such earnings actually been repatriated due to the Company's existing tax loss carryforwards, however, upon repatriation, certain foreign countries would impose income and withholding taxes, which in the aggregate would be immaterial.

   Deferred income taxes for fiscal 1992 and 1991 resulted primarily from differences in the depreciation methods used for financial reporting and tax purposes, and certain business acquisition adjustments. Deferred income taxes included in the consolidated balance sheets for those years are not material.

   At January 31, 1994, the Company had net operating loss carryforwards for tax purposes aggregating approximately $740 million. These loss carryforwards are principally in the United States, the United Kingdom and France, and expire as follows: January 31, 1995 - $16 million; 1996 - $86 million; 1997 - $114 million; 1998 - $21 million and 1999 and beyond - approximately $503 million. Applicable tax laws of the United States and other countries may limit utilization of these losses, including United States federal operating loss carryforwards in the amount of $96 million generated by certain subsidiaries prior to their acquisition.

   Cash payments for income taxes were $5.6, $6.1, and $15.2 million for fiscal years 1993, 1992 and 1991, respectively.

4.  PER SHARE DATA

Primary earnings per share of common stock have been calculated after deducting dividend entitlements on preferred stock and using the weighted average number of shares of common stock and dilutive common stock equivalents (stock options and awards) outstanding. Fully diluted earnings per share of common stock have been calculated using the fully diluted weighted average number of shares of common stock outstanding, and include the dilutive effect, if any, of convertible preferred stock outstanding.

   In October 1993, the Company called for redemption all of the outstanding Class I Preferred Stock at a redemption price of $20.00 a share. As each share of Class I Preferred Stock was convertible into .6849 shares of the Company's common stock and as the market price of such common stock was greater than $29.20 per share, substantially all of the holders of such Class I Preferred Stock converted their shares into the Company's common stock in lieu of redemption. As a result of the foregoing the Company issued 8,085,000 additional shares of common stock. The fully diluted weighted average number of shares of common stock outstanding assumes the conversion had taken place on the first day of fiscal 1993.

   Additionally, in June 1993 and December 1992, the Company sold, through separate public offerings, 4,600,000 and 5,750,000 shares, respectively, of previously unissued common stock. A substantial portion of the proceeds served to reduce short-term and long-term debt. The primary and fully diluted weighted average number of shares outstanding include shares from such offerings from the actual transaction dates. The weighted average shares outstanding are summarized as follows:

                            (Thousands of shares)
Years ended January 31,     1994    1993    1992
                           ------  ------  ------
Primary..................  36,700  26,264  24,955
                           ======  ======  ======

Fully diluted............  42,753  26,436  24,955*
                           ======  ======  ======

* Anti-dilutive

5.  RECEIVABLES

Receivables are presented net of allowances for doubtful accounts of $18.1 million and $20.4 million at January 31, 1994 and 1993, respectively.

   Credit risk is generally concentrated within the Company's primary business segments. Geographically, such concentrations are principally within the United States and Western Europe. The Company performs ongoing credit evaluations of its customers' financial condition and, in certain circumstances, retains as collateral a security interest in products financed or sold.

6.  OTHER ASSETS AND INTANGIBLES

Other assets and intangibles consist of the following:

January 31,                         1994    1993
                                   ------  ------
Goodwill.........................  $226.1  $232.8

Other............................   126.5   117.6
                                   ------  ------

                                   $352.6  $350.4
                                   ======  ======

   Other assets and intangibles are presented net of accumulated amortization of $68.4 million and $56.3 million at January 31, 1994 and 1993, respectively.

7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

January 31,                         1994    1993
                                  ------  ------
Accounts payable................. $437.2  $400.7

Employee costs...................  107.9    92.4

Captive reinsurance reserves.....   44.6    39.5

Accrued restructuring charges....   15.6    53.9

Other accrued liabilities........  146.9   171.8
                                  ------  ------

                                  $752.2  $758.3
                                  ======  ======

8.  LONG-TERM DEBT

Debt is repayable in United States dollars unless otherwise indicated.


January 31,                                                 1994    1993
                                                          ------  ------
11.375% Senior Notes due November 15, 1998 (a)..........  $148.0  $147.7

Term loan maturing September 1998
 interest at LIBOR plus 1%
 (6.54% at January 31, 1994) secured by
 all assets of the borrowing subsidiary.................    23.8       -

French State loan maturing 1991-98
 interest at 8.0% plus an additional fluctuating
 interest charge or credit based on cash flow
 (9.8% at January 31, 1994)
 secured by land and buildings (French francs)..........     7.1     9.2

9.75% Senior Notes due February 15, 1996 (b)............       -    50.0

Term loan maturing 1993-98
 interest at LIBOR plus 2.5% or bank
 base rate plus 1.25% (b)...............................       -    45.0

Term loan maturing 1991-95
 interest at LIBOR plus 1.25% (b).......................       -    29.9

13.5% Senior Subordinated Notes due
 December 15, 1996 (b)..................................       -    16.0

Subordinated loan maturing May 15, 1998
 interest at EuroDollar interbank rate plus
 1.5%...................................................       -     9.2

Other (b)...............................................    12.2    27.6
                                                          ------  ------

Total debt..............................................   191.1   334.6

Less:  current portion of long-term debt................     5.6    29.4
                                                          ------  ------

Long-term debt..........................................  $185.5  $305.2
                                                          ======  ======

(a) Varity's 11.375% Senior Notes due November 15, 1998 are redeemable at the option of the Company, in whole or in part, at any time on or after November 15, 1996, at 100% of the principal amount thereof plus accrued interest to the date of redemption. The related indenture, among other things, restricts the Company and its subsidiaries' ability to make certain cash distributions, requires minimum levels of net worth, as defined, places restrictions on the use of proceeds from asset sales and limits the incurrence of additional indebtedness. See Note 12(b) (ii).

(b) In connection with the Company's equity offering in June 1993, as described in Note 4, the 9.75% Senior Notes, 13.5% Senior Subordinated Notes, various term loans and other indebtedness including the 13.75% Senior Subordinated Debentures were retired. The indentures for the 13.5% Senior Subordinated Notes and the 13.75% Senior Subordinated Debentures subjected early debt redemptions to a premium of 3% and 5%, respectively, over the face amount. The redemption premiums and the write-off of related unamortized debt issuance costs resulted in an extraordinary loss of $1.7 million.

(c) Certain of the Company's loan agreements provide for financial covenants affecting the Company and its principal subsidiaries. These covenants relate to such matters as the maintenance of specified financial ratios and minimum net worth. Certain loan agreements also contain cross-default provisions. At January 31, 1994 the Company and each of its subsidiaries were in compliance with their financial covenants. Management expects that the Company and each of its subsidiaries will remain in compliance during the year ending January 31, 1995.

(d) As of January 31, 1994, debt maturities for long-term debt during the next five fiscal years are as follows: 1994 - $5.6 million; 1995 - $4.9 million; 1996
- - $3.2 million; 1997 - $3.1 million and 1998 - $174.3 million.

(e) The Company maintains numerous short-term credit facilities with lenders in various countries for which related amounts outstanding are classified as notes payable in the consolidated financial statements. These credit facilities are generally restricted only in terms of a predefined maximum utilization and are subject to renewal annually or ongoing lender review. The facilities are generally secured by assets of the respective subsidiaries and bear interest at rates ranging from 6.5% to 12.5% at January 31, 1994.

   Unused long-term and short-term lines of credit at January 31, 1994 were $97.6 million and $185.6 million, respectively (January 31, 1993 - $46.0 million and $232.7 million, respectively). Approximately $880 million of consolidated assets secure such lines at January 31, 1994.

(f) Interest, net includes interest income of $12.0, $11.2 and $17.1 million for fiscal 1993, 1992 and 1991, respectively. Cash payments of interest were $47.0, $146.4 and $166.2 million for fiscal 1993, 1992 and 1991, respectively.

(g) Certain subsidiaries' debt agreements and various regulatory requirements restrict approximately $510 million of subsidiary net assets from being loaned, advanced or dividended to the Company.

(h) During fiscal 1992 the Company's wholly-owned subsidiary, Dayton Walther, called its 14% Senior Subordinated Notes. The redemption premium and write-off of related unamortized debt issuance costs resulted in an extraordinary loss of $6.4 million.

9.  OTHER LONG-TERM LIABILITIES
Other long-term liabilities consist of the following:

January 31,                          1994    1993
                                   ------  ------
Accrued pension cost.............  $113.1  $129.0
Other accrued employee benefits..   180.2    81.0
Deferred tax liabilities.........    28.3    20.9
Other............................    60.8    74.3
                                   ------  ------
                                   $382.4  $305.2
                                   ======  ======

10.  PENSION BENEFITS

The Company and its subsidiaries have established pension plans in the principal countries where they operate. The majority of its employees are covered by either government or Company sponsored pension plans. Most of the Company's defined benefit plans provide pension benefits that are based on the employee's highest average eligible compensation. Plan assets consist primarily of exchange-listed stocks and bonds. The Company's funding policy is to contribute at least the amount required by law in the various jurisdictions in which the pension plans are domiciled.

   Pension expense consists of the following:

Years ended January 31,                 1994    1993     1992
                                     -------  ------  -------
Service cost for the year........... $  11.0  $ 15.5  $  17.5
Interest cost on projected benefit
 obligations........................    61.8    73.1     70.5
Actual return on plan assets........  (114.8)  (17.7)  (124.1)
Net amortization and deferral.......    60.8   (47.2)    55.3
                                     -------  ------  -------
Net pension expense................. $  18.8  $ 23.7  $  19.2
                                     =======  ======  =======

   In connection with the fiscal 1992 divestitures of certain non-core businesses, the Company recognized $4.6 million of curtailment and settlement losses which are included in the net amortization and deferral component of net pension expense for that year.

   As a result of company induced early retirement and other programs, the Company recognized expenses totalling $3.2 million and $11.1 million in fiscal 1993 and 1991, respectively. Such amounts are not included in the above table.

   The funded status of pension plans is as follows:

January 31,                                                          1994                       1993
                                                -------------------------  -------------------------
                                                 Underfunded   Overfunded   Underfunded   Overfunded
                                                       plans        plans         plans        plans
                                                ------------  -----------  ------------  -----------
Accumulated benefit obligation:
  Vested benefit obligation....................     $ 289.7      $ 409.1       $ 576.0      $  90.0
  Nonvested benefit obligation.................        16.1          7.3          19.1          2.7
                                                    -------      -------       -------      -------
                                                    $ 305.8      $ 416.4       $ 595.1      $  92.7
                                                    =======      =======       =======      =======

Projected benefit obligation..................      $ 315.0      $ 461.5       $ 606.4      $  97.6
Plan assets at market value...................       (193.3)      (482.6)       (465.4)      (109.1)
                                                    -------      -------       -------      -------

Projected benefit obligation
 in excess of (less than) plan assets.........        121.7        (21.1)        141.0        (11.5)
Unrecognized net losses.......................        (30.8)       (14.2)        (59.1)        (6.6)
Unrecognized transition assets (liabilities)..        (12.6)         5.0           (.9)         5.3
Additional minimum liability recognized.......         33.9            -          51.9            -
                                                    -------      -------       -------      -------
Pension costs accrued (prepaid)
 in the consolidated balance sheets...........      $ 112.2      $ (30.3)      $ 132.9      $ (12.8)
                                                    =======      =======       =======      =======

   The fiscal 1993 additional minimum pension liability is a non-cash item which is offset by an intangible asset of $7.2 million and a direct reduction in stockholders' equity of $26.7 million (corresponding offsets in fiscal 1992 were $5.9 million and $46.0 million, respectively). The Company's consolidated fiscal 1993 direct reduction in stockholders' equity also includes a component for equity investee Hayes Wheels' additional minimum liability.

   The actuarial assumptions used to develop pension expense reflect prevailing economic conditions and interest rate environments of the different countries wherein the respective pension plans are domiciled. For the three years ended January 31, 1994, the annual discount rates range from 7.5% to 10.0% (7.5% in fiscal 1993 for plans domiciled in the United States), the remuneration increases range from 4.0% to 8.5% and the expected annual long-term rates of return on assets range from 8.25% to 11.5%.

11.  OTHER POSTRETIREMENT BENEFITS

Effective February 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as described in Note
1. This standard requires that the cost of postretirement benefits, primarily health care benefits, be recognized over employees' active working lives. In prior years, these costs were expensed as paid. The Company will continue to follow its policy of funding postretirement benefits when due. The adoption of this new standard had the effect of increasing ongoing postretirement benefit expense for the year ended January 31, 1994 by $4.8 million.

   The Company provides medical and group life benefits to substantially all North American retirees who elect to participate in the Company's medical and group life plans. Medical plan contributions of the participating employees are adjusted periodically; the life insurance plan is non-contributory.

   The components of postretirement benefits expense are as follows:

Year ended January 31,                                             1994
                                                                  -----
Service cost - benefits earned during the period................  $ 2.0
Interest cost on accumulated postretirement benefit obligation..   17.6
                                                                  -----
Postretirement benefit expense..................................  $19.6
                                                                  =====

   The recorded actuarial liabilities for postretirement benefits, including those previously recorded in connection with the fiscal 1989 acquisition of K-H Corporation (the parent of Kelsey-Hayes), are as follows:

January 31,                                                         1994
                                                                  ------
Accumulated postretirement benefit obligation:
 Retirees......................................................   $184.1
 Fully eligible active participants............................     30.1
 Other active participants.....................................     15.1
                                                                  ------
                                                                   229.3
Unrecognized net loss..........................................    (31.1)
                                                                  ------
Accrued postretirement benefit liability.......................   $198.2
                                                                  ======

   The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.67% (7.5% in the United States). The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10% and was assumed to decrease by 1% per annum to an ultimate rate of 6%. An increase in the assumed health care cost trend rate of 1 percentage point per year would increase the accumulated postretirement benefit obligation as of January 31, 1994 by approximately $18.0 million and the aggregate of the service and interest cost components of postretirement benefit expense for the year then ended by approximately $2.0 million.

   During the years ended January 31, 1993 and 1992, $13.6 million and $12.2 million, respectively, were charged to expense with respect to health care claims and life insurance premiums for retired employees based on the Company's previous cash-based method of accounting for these costs.

12.  STOCKHOLDERS' EQUITY

(a) Authorized, Issued and Outstanding Stock
The Company is authorized to issue the following shares of stock:

(i) Class I Stock:

50,000,000 shares authorized, par value $.01 per share, issuable in series. Two series had been designated: 11,816,309 shares were designated as U.S. $1.30 Senior Cumulative Redeemable Convertible Exchangeable Preferred Class I Stock, Series A, par value $.01 per share; and 11,816,309 shares were designated as U.S. $1.30 Senior Cumulative Redeemable Convertible Exchangeable Preferred Class I Stock, Canadian Series A, stated value $5.00 per share (collectively, the Class I Preferred Stock). In October 1993 the Company called for redemption all of the previously outstanding shares of Class I Preferred Stock (see Note 4).
No shares of Class I Preferred Stock are designated or outstanding at January 31, 1994.

(ii) Class II Stock:

50,000,000 shares authorized, par value $.01 per share, issuable in series. Currently, one series of 2,001,000 shares has been designated the Cdn. $1.625 Cumulative Redeemable Convertible Exchangeable Preferred Class II Stock, Series A (Class II Preferred Stock). As of January 31, 1994, 2,001,000 shares of Class II Preferred Stock were outstanding.

   The holders of the Class II Preferred Stock are entitled to receive, as and when declared by the Board of Directors, fixed, cumulative, preferential dividends at an annual rate of Canadian $1.625 per share, payable quarterly.

   The Class II Preferred Stock is junior to the Class I Preferred Stock in dividend and liquidation rights. Each share is convertible at any time into common stock at a conversion price of Canadian $75.00 per share of common stock (equivalent to .3333 shares of common stock per share of Class II Preferred Stock), subject to adjustment under certain conditions. Shares are redeemable at the Company's option. Each share is redeemable at, and has a liquidation value of, Canadian $25 plus accrued and unpaid cumulative dividends.

   Holders of Class II Preferred Stock have voting rights limited to a fractional vote per share. The fraction is determined by dividing 5% of the total number of shares of common stock entitled to vote by the total number of shares of Class I and Class II Preferred Stock entitled to vote.

(iii) Class III Stock:

50,000,000 shares authorized, par value $.01 per share, issuable in series. No series has been designated or issued.

(iv) Special Purpose Preferred Stock:

9,000,000 shares of U.S. $1.30 Redeemable Reset Special Purpose Preferred Stock authorized, par value $.01 per share, were issued for Canadian tax purposes in connection with the reincorporation of the Company from Canada to the United States in 1991. The shares do not have any financial impact on the Company. At January 31, 1994, 8,160,000 shares of this stock were outstanding and held by a wholly-owned subsidiary of the Company. These shares pay dividends at an annual rate of $1.30 per share, have no voting rights, and have a redemption and liquidation value of $20 per share. The shares are junior to the Class I Stock, Class II Preferred Stock and Class III Stock and are entitled to preference over the common stock as to dividends and the distribution of assets in the event of a liquidation of the Company.

(v) Common Stock and Options:

150,000,000 shares authorized, par value $.01 per share.

   In June 1993, the Company sold 4,600,000 shares of previously unissued common stock through a public offering. As a result of this offering and the conversion of the Class I Preferred Stock described herein, 43,957,126 common shares were outstanding at January 31, 1994.

   During fiscal 1992, $6.2 million of common stock was issued pursuant to the termination of the Performance Equity Plan in a non-cash transaction.

   Under the Executive Stock Option Plan, the Company may from time to time grant options to purchase common stock of up to an aggregate of 5 percent of the common stock outstanding. Historically, option exercise prices have been generally equal to market value or in one instance a slight discount to market value at the date of grant. However, the majority of fiscal 1993 grants were at a 35% premium to market value. The following table summarizes common stock option activity during each of the years in the three year period ended January 31, 1994:

                                           (Thousands of shares)
Years ended January 31,                      1994   1993   1992
                                            ------  -----  -----
Options outstanding, beginning of period..    851    696    590
Granted...................................    980    837    133
Exercised (1).............................   (273)   (67)   (13)
Expired or cancelled......................    (56)  (615)   (14)
                                            -----   ----   ----
Options outstanding, end of period (2)....  1,502    851    696
                                            =====   ====   ====

(1) Options have been exercised at average prices of $15.50, $11.59 and $22.77 for fiscal 1993, 1992 and 1991, respectively.

(2) Options to purchase 586,000, 837,000, and 510,000 common shares were exercisable at January 31, 1994, 1993 and 1992, respectively. Options outstanding at January 31, 1994 were exercisable at prices ranging from $11.59 to $81.40 ($11.59 to $81.40 at January 31, 1993 and $17.50 to $81.40 at January
31, 1992).

(b) Restrictions on Dividends, Issue and Reduction of Capital

(i) As long as any Class II Preferred Stock is outstanding, and unless all dividends then payable on such shares have been declared and paid or amounts set aside for payment, the Company may not, without the prior approval of the holders of these shares:

   (1) declare or pay any dividends (other than stock dividends in shares of the Company ranking junior to such shares) on any common stock or junior ranking shares;

   (2) redeem, purchase, or make any capital distribution in respect of any equal or junior ranking shares; or

   (3) issue any additional shares ranking as to capital or dividends prior to or in parity with these shares.

   As of January 31, 1994, all dividends payable on the Class II Preferred Stock have been paid or set aside for payment.

(ii) The indenture governing the Company's 11.375% Senior Notes due in 1998 limits the Company's ability to make certain cash distributions to its stockholders. As of January 31, 1994, the Company could pay up to approximately $298 million of cash dividends on its common stock under the most restrictive dividend covenant in such indenture.

13.  CONTINGENT LIABILITIES AND COMMITMENTS

(a) Investment in Hayes Wheels

The Company currently owns 46.3% of Hayes Wheels. If such ownership becomes less than 40%, the Company is required to offer to replace existing creditors under the current Hayes Wheels revolving credit agreement.

(b) Capital Expenditure Programs

Approved capital expenditure programs outstanding at January 31, 1994 approximated $95.0 million, including capital commitments of approximately $74.0 million.

(c) Discounted Obligations

The Company has contingent liabilities relating to accounts receivable discounted, bills guaranteed and similar obligations amounting to $8.5 million and $34.0 million at January 31, 1994 and 1993, respectively.

(d) Foreign Exchange Contracts

To protect against fluctuations in foreign currencies, the Company from time to time enters into foreign exchange contracts for periods generally consistent with the underlying transaction exposures. At January 31, 1994, the Company had approximately $206.0 million of contracts outstanding, primarily to purchase or sell European currencies (approximately $73.0 million at January 31, 1993). Substantially all of such contracts mature within a period of six months.

   The Company is exposed to credit loss in the event of nonperformance by the counterparties to the outstanding contracts. The Company does not anticipate nonperformance by any counterparty, and as the contracts are principally hedges of underlying transactions, the market risk associated with fluctuations in exchange rates is not significant.

(e) Leases

The Company leases certain property and equipment under noncancellable operating leases. Payments due under these leases during the next five fiscal years and thereafter are as follows: 1994 - $16.4 million; 1995 - $13.9 million; 1996 - $10.4 million; 1997 - $7.3 million; 1998 - $2.4 million and $10.7 million thereafter.

(f) Environmental

The Company, primarily through its automotive products segment, is involved in a limited number of remedial actions under various federal and state laws and regulations relating to the environment which impose liability on parties to clean up, or contribute to the cost of cleaning up, sites on which their hazardous wastes or materials were disposed or released. The Company believes that it has made adequate provision for costs associated with known remediation efforts in accordance with generally accepted accounting principles and does not anticipate the future cash requirements of such efforts to be significant in terms of its financial condition or liquidity. The Company has made no provision for unasserted claims as it is not possible to estimate the potential size of such future claims, if any.

(g) Litigation

The Company is party to various litigation, certain of which involve significant claims. Management believes that the outcome of these lawsuits will not have a material adverse effect on the consolidated financial statements.

14.  LOSSES ON SALES OF BUSINESSES AND OTHER RESTRUCTURING CHARGES

During the fourth quarter of fiscal 1992, the Company entered into an agreement with AGCO Corporation (AGCO) whereby AGCO was appointed exclusive distributor of farm equipment in North America for Massey Ferguson. AGCO acquired substantially all the net assets, primarily dealer accounts receivable and inventories, of Massey Ferguson's North American operations.

   In a related transaction, AGCO and the Company formed a joint venture that acquired substantially all the net assets of Agricredit, a diversified North American equipment finance company, which prior to the formation of the joint venture was wholly-owned by the Company. As a result of this transaction, the Company's ownership percentage was reduced to 50%, and accordingly the Company's investment is accounted for on the equity method of accounting (see Note 17 for summarized financial information). (Subsequent to January 31, 1994, the Company sold its remaining 50% ownership in the joint venture to AGCO for an amount which approximated the Company's carrying value of the investment).

   The Company recognized losses of $23.6 million on the sales of these businesses during the fourth quarter of fiscal 1992, which included employee termination costs and anticipated losses on real property not acquired by AGCO.

   During the fourth quarter of fiscal 1991 the Company commenced a series of restructuring actions, and recorded provisions for employment reductions and anticipated losses on the divestment of certain non-core businesses. As a result of such actions the Company recorded restructuring charges of $108.3 million, consisting of approximately $40 million and $68 million relating to employment reductions and asset dispositions, respectively.

15.  NON-RECURRING GAIN

During the fourth quarter of fiscal 1992, the wheels business of Kelsey-Hayes was reorganized as Hayes Wheels and the non-wheel businesses and assets of Kelsey-Hayes, principally its automotive brake systems business, were transferred to, and the liabilities related thereto were assumed by, a newly-formed, wholly-owned subsidiary of the Company.

   The Company reduced its ownership percentage in Hayes Wheels to 46.3% through a public offering of approximately 9.4 million common shares by Hayes Wheels in December, 1992. Subsequent to the closing date of the offering, the Company has accounted for its investment in Hayes Wheels on the equity method of accounting (see Note 17 for summarized financial information).

   The proceeds to Hayes Wheels from the offering at $19.00 per share, after deducting commissions and related expenses, were approximately $162.0 million. The Company recognized a non-cash gain from this transaction amounting to $17.3 million which reflects the net increase in value of the Company's investment in Hayes Wheels at that date. In accordance with SFAS No. 96, no provision for taxes was made at the time of the transaction with respect to the gain due to the Company's existing tax loss carryforwards. An appropriate liability for such deferred taxes was included at the time of adoption of SFAS No. 109.

16.  BUSINESS SEGMENT INFORMATION

The principal industry segments and geographic regions in which the Company operates are set forth below. The automotive products segment manufactures and sells brakes and other components primarily to the original equipment manufacturers (OEMs) of the motor vehicle industry. Prior to the sale of a majority ownership in Hayes Wheels, this segment also included the manufacture and sale of aluminum and steel wheels to OEMs and the aftermarket. In fiscal 1993, this segment had sales to two domestic OEM customers that individually comprised more than 10% of consolidated total sales and revenues. The fiscal 1993 sales to these customers were $358 million and $396 million, respectively (the amounts related to these customers in fiscal 1992 were $393 million and $421 million, respectively and in fiscal 1991 were $340 million and $317 million, respectively). The engines segment manufactures and sells multi-cylinder, multi-purpose diesel engines. The farm equipment segment manufactures and sells agricultural tractors and, prior to the divestiture of a non-core business during fiscal 1992, industrial machinery. This segment also sells certain other farm equipment purchased from associated companies and third parties. "Other" consists of the hydraulic components business. Intersegment sales are made at transfer prices which the Company believes approximate market.

   Due to the fiscal 1992 sale of Agricredit (see Note 14), the financing activities segment is no longer reported separately. The limited remaining third party business is incorporated directly into the related manufacturing segment. Fiscal 1992 and 1991 amounts have been restated to conform with the current period's presentation.

   The Company's consolidated financial statements include charges for losses on sales of businesses and other restructuring costs in fiscal 1992 and 1991 as discussed in Note 14. The segment operating income presented below reflects each segment's share of such charges as follows:

Years ended January 31,            1993    1992
                                  -----  ------
Automotive products.............  $   -  $ 49.6
Engines.........................      -    11.9
Farm equipment..................   23.6    44.5
Other...........................      -     2.3
                                  -----  ------
                                  $23.6  $108.3
                                  =====  ======

INDUSTRY SEGMENT

                                          Auto-                                       Adjustments
                               Fiscal    motive                 Farm                          and
                               years   products  Engines   equipment      Other      eliminations   Consolidated
                               ------  --------  --------  ----------  ------------  -------------  ------------
Sales to and revenues from
  unaffiliated customers.....    1993    $1,149    $  631      $  898          $ 48         $    -        $2,726
                                 1992     1,516       668       1,141            50              -         3,375
                                 1991     1,354       647       1,132            36              -         3,169

Intersegment sales
  and revenues...............    1993         -        71           -             3            (74)            -
                                 1992         -        76           -            10            (86)            -
                                 1991         -        70           -             9            (79)            -

Total sales and revenues.....    1993     1,149       702         898            51            (74)        2,726
                                 1992     1,516       744       1,141            60            (86)        3,375
                                 1991     1,354       717       1,132            45            (79)        3,169

Operating income (loss) (1)..    1993        90        46           8            (2)             -           142
                                 1992       133        42           4            (5)             -           174
                                 1991        56        20         (55)          (16)             -             5

Identifiable assets (2)......    1993       929       346         457            28              -         1,760
                                 1992       937       343         487            32              -         1,799
                                 1991     1,459       498       1,065            36              -         3,058

Depreciation and
 amortization................    1993        41        16          20             3              -            80
                                 1992        69        21          24             3              -           117
                                 1991        65        23          28             3              -           119

Capital expenditures.........    1993       113        17          21             3              -           154
                                 1992        66        18          17             2              -           103
                                 1991        72        15          20             2              -           109

GEOGRAPHIC SEGMENT

                                               Europe            Adjustments
                               Fiscal  United     and                    and
                                years  States   other   Canada  eliminations   Consolidated
                               ------  ------  ------   ------  ------------   ------------
Sales to and revenues from
 unaffiliated customers......    1993  $1,075  $1,556   $   95  $          -   $      2,726
                                 1992   1,439   1,825      111             -          3,375
                                 1991   1,346   1,723      100             -          3,169

Intersegment sales
 and revenues................    1993       -      74        -           (74)             -
                                 1992       -      86        -           (86)             -
                                 1991       -      79        -           (79)             -

Total sales and revenues.....    1993   1,075   1,630       95           (74)         2,726
                                 1992   1,439   1,911      111           (86)         3,375
                                 1991   1,346   1,802      100           (79)         3,169

Operating income (loss) (1)..    1993      85      51        6             -            142
                                 1992      79      84       11             -            174
                                 1991      25     (27)       7             -              5

Identifiable assets (2)......    1993     848     835       77             -          1,760
                                 1992     835     926       38             -          1,799
                                 1991   1,734   1,233       91             -          3,058

Reconciliation to consolidated financial statements:

Fiscal years                                                  1993     1992      1991
                                                            ------   ------   -------
(1)  Operating income.....................................  $  142   $  174   $    5
     Interest expense, net (a)............................     (36)    (115)    (122)
     General and corporate expense, net (b)...............     (33)     (15)     (48)
                                                            ------   ------   ------
     Income (loss) before income taxes, earnings of
      associated companies, extraordinary loss and
      cumulative effect of changes in accounting
      principles..........................................  $   73   $   44   $ (165)
                                                            ======    =====   ======

(2)  Identifiable assets..................................  $1,760   $1,799   $3,058
     Investments..........................................     130      131       26
     Corporate assets.....................................     138      157       96
                                                            ------   ------   ------
                                                            $2,028   $2,087   $3,180
                                                            ======   ======   ======

(a) Excludes interest expense pertaining to financing activities which is included in the operating income of the related manufacturing segments.

(b) Includes exchange adjustments, non-recurring gain and general corporate expense net of miscellaneous income.

17.  INVESTMENTS IN ASSOCIATED AND OTHER COMPANIES

Varity's investments in associated and other companies as of January 31, 1994 and 1993 primarily include a 46.3% interest in Hayes Wheels, a 50% interest in Agricredit and a 49% interest in Massey Ferguson Finance Limited, a European
agricultural and industrial equipment finance company.   During fiscal 1993 the
Company received $.5 million of dividends from Hayes Wheels. No dividends were received from these companies during fiscal 1992. As of January 31, 1994 and 1993, the Company's investment in Hayes Wheels, a publicly traded company, had a market value of approximately $264 million and $171 million, respectively.

    Varity's consolidated statements of operations for fiscal 1992 and 1991 include 100% of the revenues and expenses of Hayes Wheels prior to the completion of the public offering as described in Note 15 and 100% of the revenues and expenses of Agricredit prior to the transactions described in Note 14.

    Summarized financial information of these investee companies, as of and for the years ended January 31, 1994 and 1993, including Hayes Wheels and Agricredit operations prior to their deconsolidation, is presented below:

STATEMENTS OF OPERATIONS

Years ended January 31,                                        1994     1993
                                                             ------   ------
Net sales and revenues.....................................  $484.9   $470.0
Cost of goods sold.........................................   345.3    337.0
                                                             ------   ------
Gross profit...............................................   139.6    133.0
Other costs and expenses...................................    85.9    113.3
                                                             ------   ------
Income before taxes and cumulative effect of
   changes in accounting principles........................    53.7     19.7
Income tax provision.......................................   (18.8)    (4.3)
                                                             ------   ------
Income before cumulative effect of changes
   in accounting principles................................    34.9     15.4
Cumulative effect of changes in accounting principles (1)..   (24.6)       -
                                                             ------   ------
Net income.................................................  $ 10.3   $ 15.4
                                                             ======   ======

(1) Primarily relates to an investee company's adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

BALANCE SHEETS

January 31,                            1994    1993
                                   --------  ------
Current assets...................  $  492.2  $391.0
Fixed assets.....................     269.0   258.5
Other............................     356.4   328.3
                                   --------  ------
                                   $1,117.6  $977.8
                                   ========  ======

Current liabilities..............  $  470.6  $391.0
Non-current liabilities..........     405.4   346.1
Shareholders' equity.............     241.6   240.7
                                   --------  ------
                                   $1,117.6  $977.8
                                   ========  ======

   Certain investees' indebtedness restrict approximately $211 million of investee net assets from being loaned, advanced or dividended to the Company by such investees.

   Varity's consolidated retained earnings (deficit) at January 31, 1994 and 1993 includes $5.8 million and $1.3 million, respectively, of undistributed earnings of the above investees.

Independent Auditors' Report


THE BOARD OF DIRECTORS AND STOCKHOLDERS
VARITY CORPORATION


We have audited the consolidated financial statements of Varity Corporation and subsidiaries listed in Item 14(a)(1) of the Annual Report on Form 10-K for the fiscal year 1993. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in
Item 14(a)(2) of the Annual Report on Form 10-K for the fiscal year 1993. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Varity Corporation and subsidiaries as of January 31, 1994 and 1993 and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

   As discussed in Note 1 of the Notes to Consolidated Financial Statements in the year ended January 31, 1994, the Company changed its methods of accounting for income taxes to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," postretirement benefits to adopt the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," postemployment benefits to adopt the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," and marketable securities to adopt the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."



/s/ KPMG PEAT MARWICK



Buffalo, New York
March 7, 1994

Management's Report on Financial Statements

The accompanying consolidated financial statements of the Company have been prepared by management in accordance with generally accepted accounting principles. Management is responsible for all information in the Annual Report. All financial and operating data in the Annual Report are consistent with that contained in the consolidated financial statements.

     Management is also responsible for the integrity and objectivity of the consolidated financial statements. In the preparation of these statements, estimates are sometimes necessary when transactions affecting the current accounting period are dependent on the outcome of future events. Such estimates are based on careful judgements and have been appropriately reflected in the accompanying consolidated financial statements. Management has established systems of internal control which are designed to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and to produce reliable accounting records.

     The Board of Directors is responsible for ensuring that management fulfills its responsibilities for financial reporting and internal control. The Board exercises these responsibilities principally through the Audit Committee. The Audit Committee meets periodically with management and the internal and the external auditors to satisfy itself that their responsibilities are properly discharged and to review the consolidated financial statements.

     The Company's independent external auditors have audited the consolidated financial statements. Their audit was conducted in accordance with generally accepted auditing standards, which includes consideration of the Company's internal controls to the extent necessary to form an independent opinion on the financial statements prepared by management. The internal and external auditors have had, and continue to have, full and free access to the Audit Committee of the Board.

     Management recognizes its responsibility for conducting the Company's affairs in compliance with established financial standards and applicable laws, and for the maintenance of proper standards of business conduct in its activities.

March 7, 1994

/s/ Victor Rice

Victor Rice
Chief Executive Officer

/s/ Vince D. Laurenzo

Vince D. Laurenzo
President

/s/ N. D. Arnold

N. D. Arnold
Senior Vice President
Chief Financial Officer

Supplementary Information
(Unaudited)


Quarterly condensed unaudited statements of operations for the years ended January 31, 1994 and 1993 are presented below.

(Dollars in millions except per share amounts)          1993 Quarters                                1992 Quarters
- ----------------------------------------------          -------------                                -------------

                                          1           2          3          4           1           2          3          4
                                       --------    -------    -------    -------     -------     -------    -------    -------
Total sales and revenues..........     $  645.0    $ 660.9    $ 692.2    $ 727.7     $ 823.8     $ 891.4    $ 844.4    $ 814.9
                                       --------    -------    -------    -------     -------     -------    -------    -------
Gross profit......................     $  108.5    $ 113.5    $ 115.6    $ 126.9     $ 149.5     $ 164.1    $ 161.9    $ 154.5
Expenses (1)......................         98.7       98.4       93.3      104.3       148.2       145.2      148.2      145.1
Other (income) expense, net.......            -        (.3)        .2       (2.6)         .3         1.3          -       (2.0)
                                       --------    -------    -------    -------     -------     -------    -------    -------


Income before income taxes,
 earnings of associated companies,
 extraordinary loss and cumulative
 effect of changes in accounting
 principles.......................          9.8       15.4       22.1       25.2         1.0        17.6       13.7       11.4
Income tax provision..............         (2.5)      (3.0)      (3.1)      (4.0)       (3.4)       (3.5)      (3.2)      (1.5)
Equity in earnings of associated
 companies........................          3.7        3.7        3.2        5.8           -           -          -        1.3
                                       --------    -------    -------    -------     -------     -------    -------    -------


Income (loss) before extraordinary
 loss and cumulative effect of
 changes in accounting principles...       11.0       16.1       22.2       27.0        (2.4)       14.1       10.5       11.2


Extraordinary loss (2)............            -       (1.7)         -          -           -           -          -       (6.4)
Cumulative effect of changes in
 accounting principles (3)........       (146.1)         -          -          -           -           -          -          -
                                       --------    -------    -------    -------     -------     -------    -------    -------


Net income (loss).................     $ (135.1)   $  14.4    $  22.2    $  27.0     $  (2.4)    $  14.1    $  10.5    $   4.8
                                       ========    =======    =======    =======     =======     =======    =======    =======


Per share data (4):

Before extraordinary loss and
 cumulative effect of changes in
 accounting principles:
  Primary.........................     $    .20    $   .34    $   .58    $   .59     $   (.28)   $   .37    $    .23   $    .23
  Fully diluted...................     $    .20    $   .34    $   .49    $   .59     $   (.28)*  $   .37    $    .23   $    .23

Net income (loss):
  Primary.........................     $  (4.50)   $   .29    $   .58    $   .59     $   (.28)   $   .37    $    .23   $    .01
  Fully diluted...................     $  (4.50)*  $   .29    $   .49    $   .59     $   (.28)*  $   .37    $    .23   $    .01

* Anti-dilutive


(1) Includes fiscal 1992 fourth quarter losses on sales of businesses of $23.6 million and a $17.3 million non-recurring gain from the Company's sale of a majority ownership of a subsidiary.
(2) Each extraordinary loss arose on the early extinguishment of debt as described in Note 8 to the Consolidated Financial Statements.
(3) Primarily relates to the Company's adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective February 1, 1993, as described in Note 1 to the Consolidated Financial Statements.
(4) Per share calculations for each of the quarters is based on the weighted average number of shares outstanding for each period; the sum of the quarters may not necessarily be equal to the full year per share amount.

Financial  Statistics
(Unaudited)


(Dollars in millions except per share amounts)
- ----------------------------------------------

Fiscal years                                              1993        1992(1)      1991       1990     1989(2)
- ------------                                            --------      -------     ------     ------    -------
Summary of operations
Total sales and revenues............................    $  2,726        3,375      3,169      3,616      2,426
Gross profit........................................    $    465          630        533        710        494
Net expenses (excluding interest)...................    $    356          423        439        421        286
Interest expense (net)..............................    $     36          139        151        156         93
Losses on sales and other restructuring charges.....    $      -           24        108         18          -
Income tax provision................................    $     13           12         13         21         21
Income (loss) before earnings of associated
 companies, extraordinary loss and cumulative
 effect of changes in accounting principles.........    $     60           32       (178)        94         94
Equity in earnings of associated companies..........    $     16            1          -          -          -
Income (loss) before extraordinary loss and
 cumulative effect of changes in accounting
 principles.........................................    $     76           33       (178)        94         94
Extraordinary loss (3)..............................    $     (2)          (6)         -          -          -
Cumulative effect of changes in accounting
 principles.........................................    $   (146)           -          -          -          -
Net income (loss)...................................    $    (72)          27       (178)        94         94
Preferred stock dividends...........................    $     10           19         19         18         18
                                                        --------      -------     ------     ------    -------

Financial condition
Working capital.....................................    $    118           93         91        272        439
Additions to fixed assets ..........................    $    155          106        118        141         76
Depreciation and amortization.......................    $     85          123        120        114         86
Total assets........................................    $  2,028        2,087      3,180      3,470      3,352
                                                        --------      -------     ------     ------    -------

Liabilities and stockholders' equity
Current.............................................    $    826          915      1,441      1,510      1,341
Other...............................................    $    567          610      1,223      1,217      1,348
Minority interest in subsidiaries...................    $      4           13         21         23         45
Stockholders' equity................................    $    631          549        495        720        618
Return on closing total stockholders' equity........       (11.3)%        4.9      (36.0)      13.1       15.2
                                                        --------      -------     ------     ------    -------

As a percent of sales and revenues
Cost of goods sold..................................        83.0 %       81.3       83.2       80.4       79.6
Gross profit........................................        17.0 %       18.7       16.8       19.6       20.4
Marketing, general and administration...............        10.2 %       10.6       11.1        9.7       11.4
Engineering and product development.................         3.0 %        2.4        2.4        2.2        1.4
Net income (loss)...................................        (2.6)%        0.8       (5.6)       2.6        3.9
                                                        --------      -------     ------     ------    -------

Per common share
Total sales and revenues............................    $  74.27       128.48     126.99     145.06     113.50
Income (loss) before extraordinary loss and
 cumulative effect of changes in accounting
 principles.........................................    $   1.80         0.56      (7.87)      3.06       3.57
Net income (loss)...................................    $  (2.23)        0.32      (7.87)      3.06       3.57
New York Stock Exchange quotes:(4)
  High..............................................    $  47.88        30.25      28.75      33.75      32.50
  Low...............................................    $  25.75        12.13      10.50      16.25      20.00
                                                        --------     --------    -------    -------   --------

Stockholders/employees (at year end)
Stockholders - Common...............................      21,544       33,054     34,237     41,464     54,325
             - Preferred............................           8          573        419        361        293
Employees...........................................      13,110       14,026     17,523     18,731     20,375
Common stock outstanding (thousands) (4)............      43,957       30,999     24,988     24,930     24,695
Preferred stock outstanding (thousands).............       2,001       13,807     13,807     13,817     13,843
                                                        ========     ========    =======    =======   ========

(1) Amounts reported for fiscal 1992 reflect the sale of a majority ownership of Hayes Wheels, the sale of substantially all of the net assets of Massey Ferguson's North American distribution operations and the formation of a joint venture that acquired substantially all of the net assets of Agricredit.
(2) Amounts reported for fiscal 1989 reflect the acquisition of K-H Corporation effective November 30, 1989.
(3) Extraordinary loss for fiscal 1993 and 1992 consist of $1.7 million and $6.4 million, respectively, associated with the early extinguishment of debt.
(4) Amounts have been restated to reflect the one for 10 reverse stock split as of the earliest period presented.

Sales  and  Revenues  Statistics
(Unaudited)


(Dollars in millions)
- ---------------------

Fiscal years                                                      1993         1992         1991         1990         1989
- ------------                                                    -------      -------      -------      -------      -------
                                            % of Total Amount      $            $            $            $            $
                                            -----------------   -------      -------      -------      -------      -------
Net sales and revenues by markets
North America
  United States............................    45.5             1,239.8      1,355.7      1,208.2      1,402.4        685.5
  Canada...................................     3.0                82.9        190.2        186.4        182.1         99.5
                                              -----             -------      -------      -------      -------      -------
Total......................................    48.5             1,322.7      1,545.9      1,394.6      1,584.5        785.0
                                              -----             -------      -------      -------      -------      -------
Europe
  United Kingdom...........................    18.2               495.6        493.3        483.1        536.5        498.4
  France...................................     5.7               155.1        204.6        198.4        274.1        230.1
  Germany..................................     4.4               119.7        261.4        241.9        224.6        111.6
  Scandinavia..............................     3.6                97.9        100.8        123.6        175.9        111.3
  Italy....................................     2.0                54.3        151.3        158.5        168.0        127.7
  Other....................................     4.7               128.5        133.4        120.9        133.5        152.8
                                              -----             -------      -------      -------      -------      -------
Total......................................    38.6             1,051.1      1,344.8      1,326.4      1,512.6      1,231.9
                                              -----             -------      -------      -------      -------      -------

Africa.....................................     2.8                75.6         72.8        125.4        117.9        133.6
East Asia..................................     2.8                75.4         81.4         77.5         92.1         55.3
Latin America..............................     2.4                66.9        105.0         97.4         91.5         53.7
Near East..................................     1.9                52.7        100.4         48.2         82.0         47.5
Australasia................................     1.7                46.4         45.5         29.8         46.8         68.6
West Asia..................................     1.3                35.0         78.7         69.8         88.9         50.4
                                              -----             -------      -------      -------      -------      -------
Total......................................   100.0             2,725.8      3,374.5      3,169.1      3,616.3      2,426.0
                                              =====             =======      =======      =======      =======      =======
Net sales and revenues by product
Automotive products........................    42.1             1,148.8      1,516.3      1,354.4      1,449.5        436.8
                                              -----             -------      -------      -------      -------      -------
Engines
  Engines .................................    21.5               585.3        616.2        572.9        698.0        610.0
  Parts and other..........................     4.3               117.0        127.7        144.1        142.6        110.0
  Elimination of intercompany net sales....    (2.6)              (71.2)       (76.3)       (70.0)      (104.3)       (98.7)
                                              -----             -------     --------      -------      -------      -------
Total......................................    23.2               631.1        667.6        647.0        736.3        621.3
                                              -----             -------     --------      -------      -------      -------
Farm equipment
  Tractors.................................    24.7               674.3        705.2        673.1        841.4        834.2
  Parts....................................     4.5               120.9        205.2        225.2        247.0        246.0
  Other products...........................     3.6                97.9        128.9        100.5        120.8         65.6
  Industrial machines......................     0.2                 5.3         57.3         84.4        123.9        138.2
  Financing activities.....................       -                   -         43.9         48.8         51.2         43.9
                                              -----             -------      -------      -------      -------      -------
Total......................................    33.0               898.4      1,140.5      1,132.0      1,384.3      1,327.9
                                              -----             -------      -------      -------      -------      -------
Other products
  Components...............................     1.8                50.7         59.9         44.7         65.6         58.4
  Elimination of intercompany net sales....    (0.1)               (3.2)        (9.8)        (9.0)       (19.4)       (18.4)
                                              -----             -------      -------      -------      -------      -------
Total......................................     1.7                47.5         50.1         35.7         46.2         40.0
                                              -----             -------      -------      -------      -------      -------
Total......................................   100.0             2,725.8      3,374.5      3,169.1      3,616.3      2,426.0
                                              =====             =======      =======      =======      =======      =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended January 31, 1994, there have been no disagreements with accountants on accounting or financial disclosure.

                                    PART III

The following information contained in Varity Corporation's Proxy Statement relating to the Annual Meeting of Stockholders, is incorporated herein by reference:
                                                            Caption or Location
                                                                  in Proxy
                                                                 Statement
                                                               ---------------


 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE               Election of
          REGISTRANT......................................       Directors
          (Information covering the Executive Officers is included in Part I, on pages 14 through 15 of this Form 10-K)


 ITEM 11. EXECUTIVE COMPENSATION..........................      Executive
                                                               Compensation


 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT...........................      Election of
                                                                 Directors-
                                                                 Directors'
                                                               and Officers'
                                                                   Share
                                                                 Ownership
                                                                 and Other
                                                                Stockholder
                                                                 Ownership


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 See Schedule II (pages 62 and 63).

 Mr. William A. Corbett, a Director, is a partner of Fraser & Beatty (Barristers & Solicitors), who have provided and continue to provide legal advice to the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  1.  Financial Statements

       Included in Part II, Item 8. of this report:                                  Page
                                                                                     ----
       Consolidated Statements of Operations for the years ended January 31,
        1994, 1993 and 1992.......................................................     26

       Consolidated Balance Sheets as at January 31, 1994 and 1993................     27

       Consolidated Statements of Changes in Stockholders' Equity for the years
        ended January 31, 1994, 1993 and 1992.....................................     28

       Consolidated Statements of Cash Flows for the years ended January 31,
        1994, 1993 and 1992.......................................................     30

       Notes to Consolidated Financial Statements.................................     31

       Auditors' Report...........................................................     52

       Management's Report on Financial Statements................................     53

       Supplementary Information (Unaudited):

         Quarterly Condensed Unaudited Statements of Operations for
          the years ended January 31, 1994 and 1993...............................     54

         Financial Statistics for the years ended January 31, 1994, 1993,
          1992, 1991 and 1990.....................................................     55

         Sales and Revenues Statistics for the years ended January 31, 1994,
          1993, 1992, 1991 and 1990...............................................     56

       2. Financial Statement Schedules for the years ended January 31, 1994, 1993 and 1992.

       Included in Part IV of this report:                             Schedule
                                                                        Number      Page
                                                                       --------     ----
       Amounts Receivable from Related Parties,
        Underwriters, Promoters, and Employees other
         than Related Parties......................................          II       62

       Condensed Financial Statements of Varity
        Corporation (Unconsolidated):

         Condensed Statements of Operations
          and Deficit (Unconsolidated) for the
          years ended January 31, 1994, 1993 and 1992.............          III       64

         Condensed Balance Sheets (Unconsolidated)
          as at January 31, 1994 and 1993.........................          III       65

         Condensed Statements of Cash Flows (Unconsolidated)
          for the years ended January 31, 1994, 1993 and 1992.....          III       66

         Notes to Condensed Financial Statements (Unconsolidated).          III       67

       Property, Plant and Equipment for the years ended
        January 31, 1994, 1993 and 1992.............................          V       68

       Accumulated Depreciation of Property, Plant and
        Equipment for the years ended January 31, 1994,
        1993 and 1992...............................................         VI       69

       Valuation and Qualifying Accounts............................       VIII       70

       Short-Term Borrowings........................................         IX       71

  Other schedules are omitted because they are not applicable, not required or because the information required is included in the Consolidated Financial Statements and Notes thereto (see Part II).

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed with the Securities and Exchange Commission (SEC) subsequent to those listed in the Quarterly Report on Form 10-Q for the three months ended October 31, 1993, filed on December 10, 1993.

(c)  Exhibits

(G)  3.1  --  Restated Certificate of Incorporation of Varity Corporation.
(H)  3.2  --  By-laws.
(F)  4.1  --  Indenture, dated as of October 8, 1991 between Varity
              Corporation and Manufacturers & Traders Trust Company, as trustee, relating to 11 3/8% Senior Notes due 1998.

     10.0 --  MATERIAL CONTRACTS

     10.1 --  LOAN AGREEMENTS

(L)      (a)  --  Amended and restated Credit Agreement dated as of June 9,
                  1993 between Dayton Walther Corporation, The Bank of Nova Scotia and NBD Bank, N.A.
                  (i) Varity Corporation Guarantee dated June 9, 1993 to The Bank of Nova Scotia and NBD Bank, N.A.
(L)      (b)  --  Amended and restated Credit Agreement dated as of August 31,
                  1993 between Kelsey-Hayes Company, The Chase Manhattan Bank N.A., as agent, and The Bank of Nova Scotia, as co-agent.
(L)      (c)  --  Facility Agreement dated as of September 30, 1993 among
                  Perkins Limited and others, various banks and Lloyds Bank Plc, as agent.
                  (i)   Guarantee Agreement dated September 30, 1993.
                  (ii)  Trust Agreement dated September 30, 1993.
                  (iii) Composite Security Assignment and Deposit Charge
                        dated September 30, 1993.
(L)      (d)  --  Facility Agreement dated as of September 30, 1993 among
                  Perkins Group Limited and others, and Lloyds Bank Plc.
                  (i)   Composite Debenture dated September 30, 1993.
                  (ii)  Guarantee dated September 30, 1993.
                  (iii) Omnibus Guarantee dated September 30, 1993.
(L)      (e)  --  Facility Agreement dated as of September 30, 1993 among
                  Massey Ferguson (United Kingdom) Limited, and Midland Bank
                  Plc.
(L)      (f)  --  Facility Agreement dated as of September 30, 1993 among
                  Massey Ferguson (United Kingdom) Limited, Massey Ferguson Manufacturing Limited, and Midland Bank Plc.
(L)      (g)  --  Facility Agreement dated as of September 30, 1993 among
                  Massey Ferguson Group Limited, Massey Ferguson (United Kingdom) Limited, Massey Ferguson Manufacturing Limited, and Midland Bank Plc.
(L)      (h)  --  Joint and several Guarantee dated as of September 30, 1993 between Massey Ferguson Group Limited, Massey Ferguson Manufacturing Limited, Massey Ferguson (United Kingdom) Limited and Midland Bank Plc, reference (e), (f) and (g).
                  (i) Legal Charge dated September 30, 1993 with Massey Ferguson Manufacturing Limited and Midland Bank Plc.
                  (ii) Legal Charge dated September 30, 1993 with Massey Ferguson (United Kingdom) Limited and Midland Bank Plc.
                  (iii) Fixed and Floating Charge dated September 30, 1993
                        with Massey Ferguson Manufacturing Limited and Midland Bank Plc.
                  (iv) Fixed and Floating Charge dated September 30, 1993 with Massey Ferguson (United Kingdom) Limited and Midland Bank Plc.
                  (v) Fixed and Floating Charge dated September 30, 1993 with Massey Ferguson Group Limited and Midland Bank Plc.
(L)      (i)  --  Varity Holdings Limited Guarantee dated as of September 30,
                  1993 to Midland Bank Plc, reference (e), (f) and (g).

(L)      (j)  --  Varity Corporation Guarantee dated as of September 30, 1993 to Midland Bank Plc, reference (e), (f) and (g).

     10.2 -   OTHER MATERIAL CONTRACTS

(C)      (a)  --  Class II Share Exchange Agreement dated April 30, 1986 among
                  MF Limited, CDIC, ODC, Canadian Imperial Bank of Commerce ("CIBC") and The Secretary of State for Trade and Industry acting by the Export Credits Guarantee Department ("ECGD").
(J)     *(b)  --  Form of Executive Termination Arrangements.
(I)     *(c)  --  Executive Stock Option Plan.
(J)     *(d)  --  Varity Corporation Retirement Equity and Deferred
                  Compensation Plan.
(K)     *(e)  --  Form of Employment Agreement and Supplement to Retirement
                  Equity and Deferred Compensation Plan of Varity Corporation.
(B)     *(f)  --  Canadian Retirement Income Plan for Designated Employees.
(B)     *(g)  --  United Kingdom Executive Pension Scheme.
(E)      (h)  --  Agreement dated December 17, 1990 between Varity Corporation and the Government of Canada, Canada Development Investment Corporation, the Government of Ontario and Ontario Development Corporation replacing the Governments Foundation Agreement dated as of January 27, 1986.
(D)      (i)  --  Agreement between Varity Corporation and National
                  Automobile, Aerospace and Agricultural Implement Workers
                  Union of Canada and its Locals 439 and 458 dated as of October 18, 1990.
(A)     *(j)  --  Shareholder Value Incentive Plan

(A) 11.  --  Earnings Per Share Computations.
(A) 21.  --  Subsidiaries of the Registrant.
(A) 23.  --  Consent of KPMG Peat Marwick, Independent Auditors.

- ----------

LEGEND FOR EXHIBITS (PAGES 60 THROUGH 61)

(A) Filed herewith.
(B) Incorporated by reference from the Registrant's Registration Statement No. 33-7716 on Form S-1, filed with the SEC on July 15, 1986, as amended.
(C) Incorporated by reference from the Registrant's Annual Report on Form 10-K, for the year ended January 31, 1986 filed with the SEC on May 15, 1986.
(D) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q, for the quarter ended October 31, 1990 filed with the SEC on December 13, 1990.
(E) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended January 31, 1991 filed with the SEC on April 30, 1991.
(F) Incorporated by reference from the Registrant's Registration Statement No. 33-42401 on Form S-3 filed with the SEC on August 23, 1991.
(G) Incorporated by reference from the Registrant's Registration Statement on Form 8-B filed with the SEC on September 24, 1991.
(H) Incorporated by reference from the Registrant's Registration Statement No. 41125 on Form S-4 filed with the SEC on June 13, 1991.
(I) Incorporated by reference from the Registrant's Registration Statement No. 33-44266 on Form S-8 filed with the SEC on November 29, 1991.
(J) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended January 31, 1992 filed with the SEC on April 30, 1992.
(K) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended January 31, 1993 filed with the SEC on April 29, 1993.
(L) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q, for the quarter ended October 31, 1993 filed with the SEC on December 10, 1993.

* Represents compensatory plans or arrangements for directors or executive officers of the Registrant.

- ----------

(d)  Financial Statements of Significant Subsidiary

Financial statements and notes thereto and the financial statement schedules required by Articles 3 and 5 of Regulation S-X, of a 50 percent or less owned company, as defined, Hayes Wheels International, Inc. (Hayes Wheels), are incorporated herein by reference from Hayes Wheels' Annual Report on Form 10-K for the year ended January 31, 1994.

                                  SCHEDULE II

                               VARITY CORPORATION
             AMOUNTS RECEIVABLE FROM RELATED PARTIES, UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                     Years ended January 31, 1994 and 1993
                             (Dollars in thousands)

                  Balance at                            Balance at
                  January 31,                           January 31,
Name of Debtor       1993      Additions   Repayments      1994
- --------------    -----------  ---------   ----------   -----------
V.A. Rice.......       $2,146              $(2,146)
V.D. Laurenzo...        1,683               (1,683)
N.D. Arnold.....          487                 (487)
J.F. Devaney....          232                 (232)
J.D. Sword......          232                 (232)
J.A. Gilroy.....          182                 (182)
P.N. Barton.....          177                 (177)
J.R. Nowling....          172                 (172)
B.E. Harvey.....          145                 (145)
R. Harman.......          131                 (131)
Other...........          610                 (610)
                       ------              -------      -----------

     Total......       $6,197              $(6,197)             Nil
                       ======              =======      ===========

                   Balance at                            Balance at
                   January 31,                           January 31,
Name of Debtor        1992     Additions   Repayments       1993
- --------------     ----------  ---------   -----------   -----------
V.A. Rice.......   $    2,146              $             $     2,146
V.D. Laurenzo...        1,683                                  1,683
N.D. Arnold.....          487                                    487
J.F. Devaney....          232                                    232
J.D. Sword......          232                                    232
J.A. Gilroy.....          182                                    182
P.N. Barton.....          177                                    177
J.R. Nowling....          172                                    172
B.E. Harvey.....          145                                    145
R. Harman.......          131                                    131
Other...........          652                  (42)              610
                   ----------              -------       -----------

     Total......   $    6,239              $   (42)      $     6,197
                   ==========              =======       ===========

                               VARITY CORPORATION
             AMOUNTS RECEIVABLE FROM RELATED PARTIES, UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                          Year ended January 31, 1992
                             (Dollars in thousands)



                  Balance at                             Balance at
                  January 31,                            January 31,
Name of Debtor       1991       Additions   Repayments      1992
- ----------------  -----------  -----------  ----------   -----------
V.A. Rice.......  $     2,146  $            $            $     2,146
V.D. Laurenzo...        1,683                                  1,683
N.D. Arnold.....          487                                    487
J.F. Devaney....          232                                    232
J.D. Sword......          232                                    232
J.A. Gilroy.....          182                                    182
P.N. Barton.....          177                                    177
J.R. Nowling....          172                                    172
V. De Mesquita..          161                     (161)            -
B.E. Harvey.....          145                                    145
R. Harman.......          131                                    131
Other...........          708          108        (164)          652
                  -----------  -----------  ----------   -----------

     Total......  $     6,456  $       108  $     (325)  $     6,239
                  ===========  ===========  ==========   ===========

                                  SCHEDULE III


                               VARITY CORPORATION
                 CONDENSED STATEMENTS OF OPERATIONS AND DEFICIT
                                (Unconsolidated)
                             (Dollars in millions)


                                                       Years ended January 31,
                                                      1994      1993      1992
                                                    --------  --------  --------
Income:
  Net sales......................................   $   20.8  $  194.3  $  200.3
  Interest income:
    Subsidiary companies.........................        6.9      16.0       5.4
    Other........................................         .7       2.5       4.0
  Other income (expense), net....................          -       (.8)     (2.2)
  Equity in earnings (losses) of subsidiaries....      101.4      66.4    (151.0)
                                                    --------  --------  --------
                                                       129.8     278.4      56.5
                                                    --------  --------  --------

Expense:
  Cost of goods sold.............................       24.3     167.7     171.3
  Interest expense:
    Subsidiary companies.........................         .1        .2       1.8
    Other........................................       18.5      24.5      12.7
  Marketing, general and administration..........       12.0      40.6      44.1
  Exchange (gains) losses........................         .2      (4.2)      4.6
  Losses on sales of businesses and other
   restructuring charges.........................          -      22.6         -
                                                    --------  --------  --------
                                                        55.1     251.4     234.5
                                                    --------  --------  --------

Income (loss) before income taxes and cumulative
 effect of changes in accounting principles......       74.7      27.0    (178.0)
Income tax provision.............................        (.1)        -         -
                                                    --------  --------  --------

Income (loss) before cumulative effect of changes
 in accounting principles........................       74.6      27.0    (178.0)
Cumulative effect of changes in accounting
 principles......................................     (146.1)        -         -
                                                    --------  --------  --------

Net income (loss)................................      (71.5)     27.0    (178.0)
Dividends on preferred stock.....................      (10.4)    (18.5)    (18.5)
Deficit at beginning of year.....................     (479.4)   (487.9)   (291.4)
                                                    --------  --------  --------
Deficit at end of year...........................   $ (561.3) $ (479.4) $ (487.9)
                                                    ========  ========  ========

           See accompanying Notes to Condensed Financial Statements.

                                  SCHEDULE III

                               VARITY CORPORATION
                            CONDENSED BALANCE SHEETS
                                (Unconsolidated)
                             (Dollars in millions)

                                                                         At January 31,
                                                                         1994     1993
                                                                        ------- --------
ASSETS
Cash..................................................................  $  26.4  $  39.4
Receivables:
  Subsidiary companies................................................     53.3    131.4
  Other...............................................................      9.1     10.6
Other current assets..................................................       .7      1.0
Fixed assets, net.....................................................     15.9     16.7
Investments:
  Subsidiary companies:
    Shares, at equity in net assets...................................    718.3    549.0
    Long-term advances................................................     70.6     45.2
  Associated companies and other......................................        -      3.9
Other assets..........................................................     12.3     10.1
                                                                        ------- --------
                                                                        $ 906.6 $  807.3
                                                                        ======= ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt.....................................  $    .1 $     .2
Accounts payable and accrued charges..................................     35.4     46.8
Due to subsidiaries...................................................     30.3     18.1
Long-term debt........................................................    148.0    147.7
Other long-term liabilities...........................................     62.1     46.0

Contingent liabilities and commitments (Notes 6 and 7)

Stockholders' equity:
  Preferred stock - at stated value (Liquidation value: 1994 - $37.6;
    1993 - $275.6)....................................................      6.8    222.1
  Common stock - at stated value (Shares issued: 1994 - 43,957,126;
    1993 - 30,998,848)................................................    637.4    277.0
  Contributed surplus.................................................    656.3    656.3
  Deficit.............................................................   (561.3)  (479.4)
  Foreign currency translation adjustment.............................    (79.8)   (75.3)
  Pension liability adjustment........................................    (30.5)   (46.0)
  Unrealized gains on marketable securities...........................      1.8        -
  Notes receivable from officer stockholders..........................        -     (6.2)
                                                                        -------  -------
                                                                          630.7    548.5
                                                                        -------  -------
                                                                        $ 906.6  $ 807.3
                                                                        =======  =======

           See accompanying Notes to Condensed Financial Statements.

                                  SCHEDULE III

                               VARITY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                (Unconsolidated)
                             (Dollars in millions)

                                                                       Years ended January 31,
                                                                       1994     1993      1992
                                                                      -------  -------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................................   $ (71.5) $  27.0  $ (178.0)
  Adjustments to reconcile net income (loss) to cash
   used by operating activities:
    Depreciation and amortization..................................       5.1      5.9       2.3
    Losses on sales of businesses and other restructuring charges..         -     22.6         -
    Equity in (earnings) losses of subsidiaries in excess
     of dividends received.........................................     (80.7)   (21.4)    151.0
    Cumulative effect of changes in accounting principles..........     146.1        -         -
    Changes in:
      Receivables..................................................      18.6    (88.7)    (86.5)
      Other current assets.........................................        .3      1.4       6.8
      Accounts payable and accrued charges.........................     (18.6)     1.3     (22.7)
      Payables to subsidiary companies.............................     (36.3)    17.8      16.2
      Other long-term liabilities..................................        .1    (13.7)      (.7)
                                                                      -------  -------  --------
  Cash used by operating activities................................     (36.9)   (47.8)   (111.6)
                                                                      -------  -------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets........................................       (.1)    (2.5)     (3.4)
  Proceeds from sales of fixed assets..............................         -        -        .1
  Additions to investments.........................................    (106.5)   (96.6)    (46.0)
  Proceeds from disposal of investments............................         -     94.9         -
  (Additions) reductions in other assets...........................      (4.3)     4.8       2.4
                                                                      -------  -------  --------
  Cash provided (used) by investing activities.....................    (110.9)      .6     (46.9)
                                                                      -------  -------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank borrowings....................................         -    121.0     162.5
  Repayments of bank borrowings....................................         -   (138.5)   (145.0)
  Proceeds from long-term debt.....................................         -        -     147.2
  Dividends paid on preferred shares...............................     (10.4)   (18.5)    (18.5)
  Proceeds from sale of stock......................................     143.7    119.6         -
  Other............................................................       1.5      1.0       1.1
                                                                      -------  -------  --------
  Cash provided by financing activities............................     134.8     84.6     147.3
                                                                      -------  -------  --------

INCREASE (DECREASE) IN CASH DURING THE YEAR........................     (13.0)    37.4     (11.2)
CASH AT BEGINNING OF YEAR..........................................      39.4      2.0      13.2
                                                                      -------  -------  --------
CASH AT END OF YEAR................................................   $  26.4  $  39.4   $   2.0
                                                                      =======  =======  ========

           See accompanying Notes to Condensed Financial Statements.

                                  SCHEDULE III

                               VARITY CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (Unconsolidated)
                             (Dollars in millions)

1. These notes should be read in conjunction with the accounting policies and other significant accounting matters contained in the Notes to Consolidated Financial Statements (see Part II).

2. During fiscal 1993 Varity changed its method of accounting for income taxes, postretirement benefits other than pensions, postemployment benefits and marketable securities in accordance with several new Statements of Financial Accounting Standards. A one-time, non-cash charge of $146.1 million was recorded as a cumulative effect of changes in accounting principles and includes the cumulative effect relating to Varity's subsidiaries and associated companies. The details of these changes in accounting principles are discussed in Note 1 to the Consolidated Financial Statements (see Part II).

3. In fiscal 1992, Varity entered into an agreement with AGCO Corporation (AGCO) whereby AGCO was appointed exclusive distributor of farm equipment in North America for Massey Ferguson. As a result, AGCO acquired substantially all the net assets, primarily dealer accounts receivable and inventories of Massey Ferguson's North American distribution operations, which operated as a division of Varity. Significant declines in sales, cost of goods sold and marketing, general and administration in fiscal 1993 are a direct result of this business divestiture.

4. In fiscal 1993 and fiscal 1992, Varity increased its investment in subsidiaries through non-cash transactions by approximately $60 million and $149 million, respectively, by capitalizing intercompany loans and receivables.

   During fiscal 1992, $6.2 million of common stock was issued pursuant to the termination of the Performance Equity Plan in a non-cash transaction.

5. Varity received cash dividends from its consolidated subsidiaries amounting to $20.7 million, $45.0 million and nil for the years ended January 31, 1994, 1993 and 1992, respectively.

   Varity charges its subsidiaries for costs which it incurs on their behalf. The amounts of such charges for the years ended January 31, 1994, 1993 and 1992, were $37.0 million, $35.3 million and $38.5 million, respectively.

6. Varity has guaranteed approximately $120 million of its subsidiaries' indebtedness outstanding at January 31, 1994.

7. Varity and its subsidiaries have agreed to certain covenants and undertakings with their lenders. There are also certain contingent obligations of the Company and it subsidiaries. The details of these covenants and undertakings, and compliance therewith, and contingent obligations are discussed in Notes 8 and 13 to the Consolidated Financial Statements (see Part II).

                                   SCHEDULE V

                               VARITY CORPORATION
                         PROPERTY, PLANT AND EQUIPMENT
                  Years ended January 31, 1994, 1993 and 1992
                             (Dollars in millions)

                        Balance at                                                            Balance at
                        January 31,  Additions     Sales and         Other        Exchange    January 31,
Classification             1993       at cost   retirements/(1)/    changes     adjustments      1994
- --------------          -----------  ---------  ----------------  ------------  -----------   -----------
Land                    $      25.1  $     2.1  $            1.1  $          -  $       (.1)  $      26.0
Buildings                     222.3        6.0               1.7             -         (2.0)        224.6
Machinery, equipment
 and tooling                  841.9      146.7             122.1             -         (8.5)        858.0
                        -----------  ---------  ----------------  ------------  -----------   -----------

                        $   1,089.3  $   154.8  $          124.9  $          -  $     (10.6)  $   1,108.6
                        ===========  =========  ================  ============  ===========   ===========

                        Balance at                                                            Balance at
                        January 31,  Additions     Sales and         Other       Exchange     January 31,
                           1992       at cost   retirements/(2)/  changes/(3)/  adjustments      1993
                        -----------  ---------  ----------------  ------------  -----------   -----------
Land                    $      46.8  $      .7  $            2.6  $       18.8  $      (1.0)  $      25.1
Buildings                     318.1        6.4              20.5          63.7        (18.0)        222.3
Machinery, equipment
 and tooling                1,123.0       98.8              72.5         231.6        (75.8)        841.9
                        -----------  ---------  ----------------  ------------  -----------   -----------

                        $   1,487.9  $   105.9  $           95.6  $      314.1  $     (94.8)  $   1,089.3
                        ===========  =========  ================  ============  ===========   ===========

                        Balance at                                                            Balance at
                        January 31,  Additions     Sales and         Other       Exchange     January 31,
                           1991       at cost     retirements       changes     adjustments          1992
                        -----------  ---------  ----------------  ------------  -----------   -----------
Land                    $      50.1  $     1.0  $            3.1  $          -  $      (1.2)  $      46.8
Buildings                     284.9       45.2                .7             -        (11.3)        318.1
Machinery, equipment
 and tooling                1,163.0       71.3              48.8             -        (62.5)      1,123.0
                        -----------  ---------  ----------------  ------------  -----------   -----------

                        $   1,498.0  $   117.5  $           52.6  $          -  $     (75.0)  $   1,487.9
                        ===========  =========  ================  ============  ===========   ===========

(1) Includes $70.7 million in connection with the divestiture of a non-core business.

(2) Includes $55.5 million in connection with the divestiture of certain non-core businesses.

(3) Reflects the sale of a majority of the Company's investment in Hayes Wheels as described in Note 15 to Consolidated Financial Statements (see Part II).

                                  SCHEDULE VI

                               VARITY CORPORATION
           ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                  Years ended January 31, 1994, 1993 and 1992
                             (Dollars in millions)

                                     Additions
                        Balance at   charged to                                                Balance at
                        January 31,  costs and      Sales and         Other        Exchange    January 31,
Classification              1993      expenses   retirements/(1)/    changes     adjustments      1994
- --------------          -----------  ----------  ----------------   --------     -----------   -----------
Buildings               $      89.5  $      8.8  $             .6   $      -     $      (2.1)  $      95.6
Machinery, equipment
 and tooling                  402.7        58.3              47.0          -            (3.3)        410.7
                        -----------  ----------  ----------------   --------     -----------   -----------

                        $     492.2  $     67.1  $          47.6    $      -     $      (5.4)  $     506.3
                        ===========  ==========  ================   ========     ===========   ===========

                                     Additions
                        Balance at   charged to                                                Balance at
                        January 31,  costs and      Sales and          Other      Exchange     January 31,
                           1992       expenses   retirements/(2)/   changes/(3)/ adjustments      1993
                        -----------  ----------  ----------------   ------------ -----------   -----------
Buildings               $     104.7  $      9.2  $            9.5   $        7.4 $      (7.5)  $      89.5
Machinery, equipment
 and tooling                  449.3        92.8              46.5           43.3       (49.6)        402.7
                        -----------  ----------  ----------------   ------------ -----------   -----------

                        $     554.0  $    102.0  $           56.0   $       50.7 $     (57.1)  $     492.2
                        ===========  ==========  ================   ============ ===========   ===========

                                     Additions
                        Balance at   charged to                                                Balance at
                        January 31,  costs and      Sales and         Other       Exchange     January 31,
                           1991       expenses     retirements       changes     adjustments      1992
                        -----------  ----------  ----------------   ----------   -----------   -----------
Buildings               $      99.3  $     15.3  $            2.5   $        -   $      (7.4)  $     104.7
Machinery, equipment
 and tooling                  445.2        83.5              40.4            -         (39.0)        449.3
                        -----------  ----------  ----------------   ----------   -----------   -----------

                        $     544.5  $     98.8  $           42.9   $        -   $     (46.4)  $     554.0
                        ===========  ==========  ================   ==========   ===========   ===========

(1) Includes $17.0 million in connection with the divestiture of a non-core business.

(2) Includes $30.8 million in connection with the divestiture of certain non-core businesses.

(3) Reflects the sale of a majority of the Company's investment in Hayes Wheels as described in Note 15 to Consolidated Financial Statements (see Part II).

                                 SCHEDULE VIII

                               VARITY CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                  Years ended January 31, 1994, 1993 and 1992
                             (Dollars in millions)

                                                                   Additions
                                                            -------------------------
Description                                     Balance at                 Charged      Deductions  Balance at
- -----------                                     January 31, Charged to    to other         from     January 31,
                                                   1993       income    accounts/(1)/    reserves      1994
                                                ----------- ----------  -------------  -----------  -----------
Deducted from receivables:
  Allowance for doubtful notes and accounts..   $      20.4 $      4.8  $         (.5) $      (6.6) $      18.1
  Discounts, volume and performance bonuses,
   returns and other allowances..............           1.8          -              -         (1.6)          .2
                                                ----------- ----------  -------------  -----------  -----------
                                                $      22.2 $      4.8  $         (.5) $      (8.2) $      18.3
                                                =========== ==========  =============  ===========  ===========

                                                                  Additions
                                                             -------------------------
                                                Balance at                 Charged         Deductions    Balance at
                                                January 31,  Charged to    to other          from        January 31,
                                                    1992      income     accounts/(1)/   reserves/(2)/       1993
                                                ----------- ----------  --------------   -------------  ------------
Deducted from receivables:
  Allowance for doubtful notes and accounts..   $      27.9 $     10.5  $         (1.5)  $       (16.5) $       20.4
  Discounts, volume and performance bonuses,
   returns and other allowances..............          15.1       20.8             (.6)          (33.5)          1.8
                                                ----------- ----------  --------------   -------------  ------------
                                                $      43.0 $     31.3  $         (2.1)  $       (50.0) $       22.2
                                                =========== ==========  ==============   =============  ============

                                                                  Additions
                                                            --------------------------
                                                Balance at                 Charged         Deductions    Balance at
                                                January 31, Charged to     to other           from       January 31,
                                                   1991       income     accounts/(1)/      reserves        1992
                                                ----------- ----------  --------------   -------------  ------------
Deducted from receivables:
  Allowance for doubtful notes and accounts..   $      25.9 $     11.8  $          (.5)  $        (9.3) $       27.9
  Discounts, volume and performance bonuses,
   returns and other allowances..............          19.9       24.3             (.6)          (28.5)         15.1
                                                ----------- ----------  --------------   -------------  ------------
                                                $      45.8 $     36.1  $         (1.1)  $       (37.8) $       43.0
                                                =========== ==========  ==============   =============  ============

(1) Charges to other accounts arise on translation of reserves of companies outside the United States and are reflected in the currency translation adjustment account.

(2) Includes reduction due to the sale of Massey Ferguson's North American distribution operations and a North American finance company of $9.3 million for allowance for doubtful notes and accounts and $9.0 million for discounts, volume and performance bonuses, returns and other allowances.

                                  SCHEDULE IX

                               VARITY CORPORATION
                             SHORT-TERM BORROWINGS
                  Years ended January 31, 1994, 1993 and 1992

                                    Short-term bank and other
                                    borrowings outstanding(1)
                                      (Dollars in millions)          Interest rates(2)
                             -------------------------------------  -------------------
                                            Maximum      Average    Weighted   Weighted
                             Outstanding  outstanding  outstanding  average    average
                                at end       during       during       at       during
                                of year       year         year     year end     year
                             -----------  -----------  -----------  --------   --------
January 31, 1994..........   $      68.0  $     149.0  $      89.2       6.9%       8.5%

January 31, 1993..........   $     127.4  $     263.5  $     229.2       8.8%      11.2%

January 31, 1992..........   $     214.5  $     334.0  $     267.4      10.5%      11.7%

- ----------

(1) Short-term bank and other borrowings relate mainly to loans secured by inventories and receivables. Borrowings against overdraft and similar facilities which have been committed for more than one year are classified as long-term.

(2) The weighted average interest rate at year end relates to rates on borrowings outstanding at the year end. The weighted average interest rate on borrowings outstanding during the year is the interest expense for the year relating to bank borrowings divided by the average bank borrowings outstanding during the year.

                                   SIGNATURES


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Varity Corporation

                                By: /s/ Vince D. Laurenzo

                                Vince D. Laurenzo
                                Vice Chairman of the Board and President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   /s/ Victor Rice              Chairman of the Board,
- -------------------------      Chief Executive Officer        April 12, 1994
     Victor Rice                     and Director


  /s/ Vince D. Laurenzo        Vice Chairman of the Board,
- -------------------------        President and Director       April 12, 1994
   Vince D. Laurenzo

                                 Senior Vice President
   /s/ N. D. Arnold               and Chief Financial
- -------------------------               Officer               April 12, 1994
     N. D. Arnold             (Principal Financial Officer)


  /s/ Kevin C. Shanahan             Vice President,
- -------------------------              Controller             April 12, 1994
    Kevin C. Shanahan         (Principal Accounting Officer)


    /s/ W. A. Corbett                  Director               April 12, 1994
- -------------------------
     W. A. Corbett

    /s/ T. N. Davidson                 Director               April 12, 1994
- -------------------------
     T. N. Davidson

   /s/ Robert M. Gates                 Director               April 12, 1994
- -------------------------
    Robert M. Gates

      /s/ L. F. Kahl                   Director               April 12, 1994
- -------------------------
       L. F. Kahl

  /s/ W. Darcy McKeough                Director               April 12, 1994
- -------------------------
   W. Darcy McKeough

 /s/ Sir Bryan Nicholson               Director               April 12, 1994
- -------------------------
  Sir Bryan Nicholson

  /s/ Warren S. Rustand                Director               April 12, 1994
- -------------------------
   Warren S. Rustand

    /s/ W. R. Teschke                  Director               April 12, 1994
- -------------------------
     W. R. Teschke

  /s/ Robin Warrender                  Director               April 12, 1994
- -------------------------
 The Hon. Robin Warrender

                               VARITY CORPORATION

                               INDEX TO EXHIBITS

                               FILED HEREWITH (1)

Exhibit
 Number
- --------

 10.2 (j)    Shareholder Value Incentive Plan

 11.1 Primary Earnings Per Share Computations for the years ended January 31, 1994, 1993 and 1992

 11.2 Fully Diluted Earnings Per Share Computations for the years ended January 31, 1994, 1993 and 1992

 21          Subsidiaries of the Registrant

 23          Consent of KPMG Peat Marwick, Independent Auditors

- ----------

(1)  Complete listing of all exhibits can be found on pages 60-61.