Form 10-Q
period 1994-04-30
VARITY CORP
filed 1994-06-10
CIK 63118

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 30, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -------------------

Commission file number:  1-5190

                               VARITY CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                           22-3091314
- - ----------------------------                        ---------------------------
(State or other jurisdiction                               (IRS Employer
     of Incorporation)                                   Identification No.)


672 DELAWARE AVENUE, BUFFALO, NEW YORK                          14209
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


              Telephone number including area code: (716) 888-8000



- - --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                             ---  ---


  THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 16, 1994 WAS 43,966,662 SHARES.

================================================================================

                       Exhibit index appears on page 15.

                               VARITY CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION:                                          PAGE
  Item 1.         Financial Statements
                  Consolidated Statements of Operations..................    3
                  Consolidated Balance Sheets............................    4
                  Consolidated Statements of Cash Flows..................    5
                  Notes to Consolidated Financial Statements.............    6
  Item 2.         Management's Discussion and Analysis...................    9

PART II.  OTHER INFORMATION:
  Item 1.    -      Legal Proceedings....................................   13
  Item 2.    -      Changes in Registered Securities.....................   13
  Item 3.    -      Defaults upon Senior Securities......................   13
  Item 4.    -      Submission of Matters to a Vote of Security Holders..   13
  Item 5.    -      Other Information....................................   13
  Item 6.(a) -      Exhibits.............................................   13
  Item 6.(b) -      Reports on Form 8-K..................................   13

  SIGNATURES.............................................................   14


UNLESS OTHERWISE INDICATED REFERENCES TO "COMPANY" MEAN VARITY CORPORATION AND ITS SUBSIDIARIES AND REFERENCES TO "FISCAL" MEAN THE COMPANY'S YEAR ENDED JANUARY 31 (E.G. FISCAL 1994 REPRESENTS THE PERIOD FEBRUARY 1, 1994 TO JANUARY 31, 1995).

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                              VARITY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                         THREE MONTHS ENDED APRIL 30,

                                  (Unaudited)

                (Dollars in millions except per share amounts)

                                                            1994         1993
                                                        ----------   ----------
Total sales and revenues                                $   505.8    $   455.6
                                                        ----------   ----------
Expenses:
    Cost of goods sold                                      417.0        377.4
    Marketing, general and administration                    38.6         40.3
    Engineering and product development                      20.5         14.3
    Interest, net                                             5.9          8.6
    Exchange (gains) losses                                  (1.6)         0.4
    Other income, net                                        (0.8)           -
                                                        ----------   ----------
                                                            479.6        441.0
                                                        ----------   ----------
Income before income taxes, earnings of associated
    companies, discontinued operation and cumulative
    effect of changes in accounting principles               26.2         14.6

Income tax provision                                         (4.6)        (2.3)
                                                        ----------   ----------
Income before earnings of associated companies,
    discontinued operation and cumulative effect
    of changes in accounting principles                      21.6         12.3

Equity in earnings of associated companies                    3.4          2.8
                                                        ----------   ----------
Income before discontinued operation and cumulative
    effect of changes in accounting principles               25.0         15.1

Earnings (loss) from discontinued operation (Note 2)          4.4         (4.1)
                                                        ----------   ----------
Income before cumulative effect of changes
    in accounting principles                                 29.4         11.0

Cumulative effect of changes in accounting principles           -       (146.1)
                                                        ----------   ----------
Net income (loss)                                       $    29.4    $  (135.1)
                                                        ==========   ==========
Income (loss) attributable to common stockholders       $    28.8    $  (139.7)

Earnings (loss) per common share:

    Before discontinued operation and cumulative
         effect of changes in accounting principles     $    0.55    $    0.33

    Discontinued operation                                   0.10        (0.13)

    Cumulative effect of changes in accounting
      principles                                                -        (4.70)
                                                        ----------   ----------
    Net income (loss)                                   $    0.65    $   (4.50)
                                                        ==========   ==========

          See accompanying Notes to Consolidated Financial Statements.

                              VARITY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                             (Dollars in millions)


                                                         April 30,      January 31,
                                                           1994           1994
                                                         ---------      -----------
Assets
Current assets:
   Cash and cash equivalents                             $   58.7       $   51.2
   Marketable securities                                     54.2           58.0
   Receivables                                              342.9          329.3
   Inventories (Note 3(a))                                  140.6          127.8
   Prepaid expenses and other                                18.3           21.2
   Net assets of discontinued operation (Note 2)            175.5          197.0
                                                         ---------      ---------
Total current assets                                        790.2          784.5

Investments in associated and other companies                97.7          116.3
Fixed assets, net (Note 3(b))                               560.6          522.2
Other assets and intangibles                                336.6          336.6
                                                         ---------      ---------
                                                         $1,785.1       $1,759.6
                                                         =========      =========
Liabilities
Current liabilities:
   Notes payable                                         $   57.5       $   68.0
   Current portion of long-term debt                          5.4            5.6
   Accounts payable and accrued liabilities
     (Note 3(c))                                            507.8          490.1
                                                         ---------      ---------
Total current liabilities                                   570.7          563.7
                                                         ---------      ---------
Non-current liabilities:
   Long-term debt                                           178.3          185.5
   Other long-term liabilities                              371.3          379.7
                                                         ---------      ---------
Total non-current liabilities                               549.6          565.2
                                                         ---------      ---------
Stockholders' equity (Note 4):
   Preferred stock                                            6.8            6.8
   Common stock                                             637.6          637.4
   Contributed surplus                                      656.3          656.3
   Deficit                                                 (532.5)        (561.3)
   Foreign currency translation adjustment                  (73.7)         (79.8)
   Pension liability adjustment                             (28.5)         (30.5)
   Unrealized gains (losses) on marketable securities        (1.2)           1.8
                                                         ---------      ---------
Total stockholders' equity                                  664.8          630.7
                                                         ---------      ---------
                                                         $1,785.1       $1,759.6
                                                         =========      =========


         See accompanying Notes to Consolidated Financial Statements.

                              VARITY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         THREE MONTHS ENDED APRIL 30,

                                  (Unaudited)

                             (Dollars in millions)


                                                                    1994          1993
                                                                -----------   ----------
Cash flows from operating activities:
   Net income (loss)                                            $     29.4    $  (135.1)
   Adjustments to reconcile net income (loss) to cash
   provided (used) by operating activities:
       Depreciation and amortization                                  18.7         18.2
       Gain on sales of fixed assets                                  (0.7)           -
       Deferred income taxes                                           1.1          0.8
       Equity in earnings of associated companies in excess
          of dividends received                                       (3.3)        (2.8)
       Cumulative effect of changes in accounting principles             -        146.1
       Changes in:
          Receivables                                                (13.1)       (26.9)
          Inventories                                                (11.3)        (9.1)
          Prepaid expenses and other                                   0.5          3.4
          Accounts payable and accrued liabilities                    15.9        (17.5)
          Other long-term liabilities                                 (8.3)        (0.9)
          Net assets of discontinued operation                        26.9         12.1
                                                                -----------   ----------
         Cash provided (used) by operating activities                 55.8        (11.7)
                                                                -----------   ----------
Cash flows from investing activities:
   Purchases of marketable securities                                 (8.0)       (16.2)
   Proceeds from sales of marketable securities                        8.8          8.4
   Additions to fixed assets                                         (52.7)       (18.4)
   Proceeds from sales of fixed assets                                 3.0          6.6
   Proceeds from sales of businesses                                  23.2         33.6
   (Additions to) reductions in other assets and intangibles          (3.5)         2.4
   Other                                                                 -         (1.5)
                                                                -----------   ----------
         Cash provided (used) by investing activities                (29.2)        14.9
                                                                -----------   ----------
Cash flows from financing activities:
   Proceeds from bank borrowings                                      19.6         18.0
   Repayments of bank borrowings                                     (30.9)       (25.6)
   Proceeds from long-term debt                                       49.0         10.6
   Repayments of long-term debt                                      (57.0)       (38.6)
   Exercise of stock options                                           0.2          1.6
   Dividends paid                                                     (0.6)        (4.6)
                                                                -----------   ----------
         Cash used by financing activities                           (19.7)       (38.6)
                                                                -----------   ----------
Effect of foreign currency translation on
   cash and cash equivalents                                           0.6          2.2
                                                                -----------   ----------
Increase (decrease) in cash and cash equivalents
     during the period                                                 7.5        (33.2)

Cash and cash equivalents at beginning of period                      51.2        111.4
                                                                -----------   ----------
Cash and cash equivalents at end of period                      $     58.7    $    78.2
                                                                ===========   ==========



         See accompanying Notes to Consolidated Financial Statements.

                               VARITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Three Months Ended April 30, 1994 and 1993
                                  (Unaudited)
                 (Dollars in millions unless otherwise stated)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by management and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 30, 1994 and January 31, 1994, and the results of its operations for the three months ended April 30, 1994 and 1993 and cash flows for each of the three month periods ended April 30, 1994 and 1993. Certain prior period amounts have been reclassified to conform with the current period's presentation. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 1994. Results for interim periods are not necessarily indicative of those to be expected for the year.

2. DISCONTINUED OPERATION

In April 1994, the Company agreed to sell its worldwide Massey Ferguson farm machinery business to AGCO Corporation for $310 million in cash and 500,000 shares of AGCO common stock. The transaction is expected to be completed in the second quarter, at which time the Company will recognize a gain on the transaction currently estimated to range from $15 to $30 million, which includes the realization of deferred foreign exchange losses, currently reported in the accompanying consolidated balance sheets as a reduction in stockholders' equity. The transaction excludes cash, indebtedness and certain liabilities, primarily pertaining to pension and retiree medical benefits for all former North American Massey Ferguson employees, for which the Company will continue to be responsible. As a result of the aforementioned plan, the farm equipment segment has been presented as a discontinued operation in the accompanying financial statements. Prior year financial statements have been reclassified to conform to the current year presentation.

The operating results of the discontinued operation are as follows:

                                                 Three Months Ended
                                                     April 30,
                                                --------------------
                                                  1994       1993
                                                ---------  ---------

       Sales and revenues                         $253.1     $189.4
                                                  ======     ======
       Income (loss) before income taxes and
         cumulative effect of changes in
         accounting principles                    $  5.0     $ (3.9)
       Income tax provision                          (.6)       (.2)
                                                  ------     ------
       Income (loss) before cumulative
         effect of changes in accounting
         principles                               $  4.4     $ (4.1)
                                                  ======     ======

A summary of the assets and liabilities of the discontinued operation is as follows:

                                          April 30,  January 31,
                                            1994        1994
                                          ---------  -----------

  Current assets                             $394.0       $356.5
  Noncurrent assets                           117.7        109.3
                                             ------       ------
                                              511.7        465.8
                                             ------       ------

  Current liabilities                         329.6        262.1
  Noncurrent liabilities                        6.6          6.7
                                             ------       ------
                                              336.2        268.8
                                             ------       ------
  Net assets of discontinued operation       $175.5       $197.0
                                             ======       ======


3. OTHER INFORMATION

(a) Inventories

The major classes of inventory are as follows:

                                          April 30,  January 31,
                                            1994        1994
                                          ---------  -----------

  Raw materials and work in process          $ 86.8       $ 66.0
  Finished goods                               53.8         61.8
                                             ------       ------
                                             $140.6       $127.8
                                             ======       ======

(b) Fixed assets, net

Fixed assets are stated net of accumulated depreciation and amortization (April 30, 1994 - $324.8 million and January 31, 1994 - $312.9 million).

(c)  Accounts payable and accrued liabilities

A summary of accounts payable and accrued liabilities follows:

                                          April 30,  January 31,
                                            1994        1994
                                          ---------  -----------

  Accounts payable                           $297.7       $279.4
  Accrued liabilities                         210.1        210.7
                                             ------       ------
                                             $507.8       $490.1
                                             ======       ======

(d) Supplementary Cash Flows Information

Cash payments by the Company for interest during the three months ended April 30, 1994 and 1993 were $1.7 million and $6.8 million, respectively.

Cash payments for income taxes during the three months ended April 30, 1994 and 1993 were $0.7 million and $0.4 million, respectively.

4.    STOCKHOLDERS' EQUITY

The following table summarizes changes in stockholders' equity that occurred during the three months ended April 30, 1994:

                                Thousands of
                                   shares
                                outstanding     Equity (Dollars in millions)
                             -----------------  ----------------------------------------------
                             Class II           Class II
                             preferred  Common  preferred   Common   Contributed
                             stock      stock   stock       stock    surplus        Deficit
                             ---------  ------  ---------  --------  -----------  ------------
Balance, January 31, 1994        2,001  43,957       $6.8    $637.4       $656.3      $(561.3)

Exercise of stock options                   10                  0.2

Foreign currency
 translation adjustment

Dividends on Class II
 preferred stock                                                                         (0.6)

Pension liability
 adjustment

Unrealized losses on
 marketable securities

Net income                                                                               29.4
                                 -----  ------       ----    ------       ------      --------

Balance, April 30, 1994          2,001  43,967       $6.8    $637.6       $656.3      $(532.5)
                                 =====  ======       ====    ======       ======      ========


                             Equity (Dollars in millions)
                             ------------------------------------------------
                                                        Unrealized
                                                        gains        Total
                                           Pension      (losses) on  stock-
                              Translation  liability    marketable   holders'
                              adjustment   adjustment   securities   equity
                              -----------  -----------  -----------  -------
Balance, January 31, 1994         $(79.8)      $(30.5)       $ 1.8   $630.7

Exercise of stock options                                               0.2

Foreign currency
 translation adjustment              6.1                                6.1

Dividends on Class II
 preferred stock                                                       (0.6)

Pension liability
 adjustment                                       2.0                   2.0

Unrealized losses on
 marketable securities                                        (3.0)    (3.0)

Net income                                                             29.4
                                  -------      -------       ------  -------

Balance, April 30, 1994           $(73.7)      $(28.5)       $(1.2)  $664.8
                                  =======      =======       ======  =======

As of April 30, 1994 options to purchase 2.2 million shares of common stock were outstanding.

Earnings (loss) per common share are based upon weighted average shares of common stock and common stock equivalents outstanding of 44,509,000 and 31,046,000 for the three months ended April 30, 1994 and 1993, respectively. Fully diluted per share amounts are not shown on the accompanying consolidated statements of operations as no significant dilution exists.

The terms of the Company's Class II preferred stock and certain debt agreements restrict the payment of dividends on certain of the Company's common stock, as described in Note 12 to the consolidated financial statements for the fiscal year ended January 31, 1994.

ITEM 2.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

  In April 1994, the Company agreed to sell its worldwide Massey Ferguson farm machinery business to AGCO Corporation for $310 million in cash and 500,000 shares of AGCO common stock. The transaction is expected to be completed in the Company's second quarter, at which time the Company will recognize a gain on the transaction currently estimated to range from $15 to $30 million. As a result of the aforementioned plan, the farm equipment segment has been presented as a discontinued operation in the accompanying financial statements.

  For the three months ended April 30, 1994, the Company earned $25.0 million ($.55 per share) before the aforementioned discontinued operation on sales and revenues of $505.8 million, compared with income of $15.1 million ($.33 per share) on sales and revenues of $455.6 million for the comparable period in fiscal 1993 before the prior year's cumulative effect of changes in accounting principles. Earnings of the discontinued farm equipment segment were $4.4 million for the three months ended April 30, 1994 as compared to a loss of $4.1 million in the comparable period for fiscal 1993. During the prior year's first quarter, the Company recognized a one-time, non-cash $146.1 million charge ($4.70 per share) in connection with the adoption of new accounting standards for postretirement and postemployment benefits as is further described in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended January 31, 1994.


SEGMENT OPERATING REVIEW

(Dollars in millions)                                 Three Months Ended
                                                           April 30,
                                                  --------------------------
                                                   1994     1993    % Change
                                                  -------  -------  --------
Sales and revenues (1):
     Automotive products (Kelsey-Hayes)            $ 335    $ 302        11
     Engines (Perkins)                               180      158        14
     Other (Pacoma)                                   12       13        (8)
     Intercompany sales to discontinued
       operation                                     (21)     (17)       24
                                                   ------   ------       ---
         Total                                     $ 506    $ 456        11
                                                   ======   ======       ===


Operating income (loss) (1):
     Automotive products (Kelsey-Hayes)            $  27    $  25         8
     Engines (Perkins)                                13        8        63
     Other (Pacoma)                                    -       (2)        -
                                                   ------   ------       ---
         Total                                     $  40    $  31        29
                                                   ======   ======       ===

(1) All periods reflect the presentation of the Company's farm equipment segment as a discontinued operation. In the first quarter last year, the farm equipment segment reported operating losses of $2 million compared with operating income for the first quarter of the current year of $6 million.

AUTOMOTIVE PRODUCTS

  United States automobile and light truck demand during the first quarter of fiscal 1994 continued to improve, as measured by a 15% increase in vehicle sales over the comparable fiscal 1993 period, reflecting further increased consumer confidence and a generally stronger overall business environment. Correspondingly, North American production of these vehicles, which incorporate Kelsey-Hayes' products and influences the Company's automotive products segment, increased 9% during the same period. Varity's automotive products segment continued to benefit from its strategic position as a major supplier of anti-lock braking systems (ABS) and foundation (conventional) brakes for light trucks, vans and sport utility vehicles. The Company's sales of ABS (and related products) and foundation brakes for these specific vehicles comprise approximately 90% and 60%, respectively, of the Company's total ABS and foundation brakes sales for all vehicles. North American industry production of these vehicles increased 16% during the first quarter of fiscal 1994. As a result, the Company's automotive products segment recorded sales of $335 million in the current quarter, reflecting an increase of 11% over the prior year.

  In addition to increased North American light vehicle production, higher sales also resulted from expanded ABS installation rates in new vehicles and replacement of two-wheel ABS with higher value four-wheel systems.

  The automotive products segment also includes sales of products for the heavy duty truck and trailer market, which are produced by the heavy duty brake group of Dayton Walther, a wholly-owned subsidiary of Varity. Sales of this unit benefitted from higher industry sales for heavy duty and medium duty trucks.

  Segment operating income in the current quarter for the automotive products segment was $27 million, up 8% from 1993 results of $25 million. Earnings improved over the prior year's first quarter as a direct result of the aforementioned increased sales and the continued focus on implementing cost reductions and productivity improvements. The current year's results were tempered, however, by expenses associated with expanding capacity and pursuing new ABS business. These expenditures included costs for establishment of the European ABS marketing and technical center in Wiesbaden, Germany and the initial start-up activities at the Heerlen, Netherlands and Fowlerville, Michigan ABS manufacturing facilities, which are scheduled to commence production in the second half of 1994. The majority of these expenditures were associated with product engineering and vehicle testing activities to support customer programs. In addition, capacity constraints and costs of outsourcing and overtime continue to negatively affect operating margins in the foundation brakes business pending manufacturing improvements being fully implemented.

ENGINES

  Total engines segment sales increased by 14% to $180 million in the first quarter of fiscal 1994 as compared with the same period in the prior year, primarily due to increased demand in the agricultural sector in Europe, especially the United Kingdom, in addition to improvements in the United Kingdom and United States construction sectors. In the power generation sector, the high levels of growth that were experienced throughout 1993 have started to slow and the market is experiencing some softening in demand. Nevertheless, Perkins' first quarter sales in this sector were above the same period in the prior year as a result of a shift in demand towards the larger, higher value and higher margin engines. The comparative strength of these key sectors against the first quarter of fiscal 1993 has more than offset the continuing difficult economic conditions being experienced in significant continental European markets where the prolonged economic downturn is only slowly turning around.

  Operating income in the first quarter of fiscal 1994 for the engines segment increased 63% to $13 million as a result of higher sales, productivity improvements and continuing efforts to control costs.

NON-SEGMENT OPERATING REVIEW

  In April 1994, the Company, in adopting a plan to dispose of its farm equipment segment, agreed to sell its worldwide Massey Ferguson farm machinery business to AGCO Corporation for $310 million in cash and 500,000 shares of AGCO common stock. The transaction is expected to be completed in the Company's second quarter, at which time the Company will recognize a gain on the transaction currently estimated to range from $15 to $30 million. The transaction excludes cash, indebtedness and certain liabilities, primarily pertaining to pension and retiree medical benefits for all former North American Massey Ferguson employees, for which the Company will continue to be responsible. As a result of the aforementioned plan, the farm equipment segment has been presented as a discontinued operation. Prior year financial statements have been reclassified to conform to the current year presentation.

  Subsequent to the anticipated completion of the sale of Massey Ferguson, the Company will record additional interest expense (approximating $8 million annually) associated with retained liabilities for retiree pension and medical benefits. Such costs, previously recorded as a component of operating income in the former farm equipment segment, have approximated $2 million quarterly.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  Cash provided from operations during the first three months of fiscal 1994 amounted to $55.8 million as compared to cash used of $11.7 million during the same period last year. This improvement in cash provided was mainly attributable to improved working capital management and increased earnings from continuing operations.

  Short-term notes payable decreased $10.5 million to $57.5 million at April 30, 1994 as a result of normal operational funding activity.

  Long-term debt outstanding at April 30, 1994 (including current maturities) decreased marginally to $183.7 million from $191.1 million at January 31, 1994, due primarily to continuing efforts to reduce worldwide debt levels. Further reductions of long-term and short-term indebtedness are anticipated in connection with the proceeds to be received upon completion of the sale of the Company's farm equipment business to AGCO. In addition, a portion of the sale proceeds will be invested in what the Company believes are high-return, high-growth product programs at Kelsey-Hayes and Perkins which, coupled with reduced debt levels, would further improve the Company's financial flexibility.

  Unused long-term and short-term lines of credit at April 30, 1994 were $105.4 million and $201.2 million, respectively. Management believes that Varity, as a result of its continued strategic initiatives, will have improved access to credit markets and that its credit facilities and cash flow from operations will continue to be sufficient to meet its operating needs.

  Certain of the Company's loan agreements provide for financial covenants relating to such matters as the maintenance of specified financial ratios and minimum net worth. Certain loan agreements also contain cross-default provisions. At April 30, 1994 the Company and each of its subsidiaries were in compliance with their financial covenants. Management expects that the Company and each of its subsidiaries will remain in compliance during the period ending April 30, 1995.

  Receivables increased $13.6 million to $342.9 million at April 30, 1994 from $329.3 million at January 31, 1994, primarily due to increased sales in the current quarter.

  Inventories of raw materials, work-in-process and finished products increased to $140.6 million at April 30, 1994 from $127.8 million at January 31, 1994, primarily due to routine adjustments in manufacturing schedules in response to improved customer demand.

  Accounts payable and accrued liabilities increased $17.7 million during the first three months of fiscal 1994 due to the effect of higher throughput and normal disbursement activity.

  Net fixed assets increased $38.4 million to $560.6 million at April 30, 1994 from $522.2 million at January 31, 1994 due to capital additions exceeding depreciation and disposals. Capital expenditures for the first three months of fiscal 1994 were $52.7 million compared to $18.4 million last year, and depreciation and amortization were $18.7 million and $18.2 million, respectively, for the same periods. Capital expenditures for fiscal 1994 should approximate $190.0 million. These expenditures will be mainly for the completion of construction of new ABS plants in the United States and the Netherlands, in addition to normal equipment replacements and operating improvements related to reducing costs and increasing output.

  Other long-term liabilities decreased by $8.4 million to $371.3 million at April 30, 1994 from $379.7 million at January 31, 1994, primarily due to a decrease in certain pension and postretirement benefit liabilities as a result of amounts reclassified to current liabilities in anticipation of funding contributions to be made in fiscal 1994. Such reclassification does not include any additional cash contributions to underfunded pension plans which may be made from the proceeds of the Massey Ferguson sale.

  Stockholders' equity increased by $34.1 million to $664.8 million at April 30, 1994. This net increase primarily resulted from net income of $29.4 million and the favorable change in the cumulative foreign currency translation adjustment of $6.1 million, partially offset by preferred dividends paid of $.6 million.

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

  As a result of the Company's actions over the past few years to reduce debt and increase operating efficiencies, the Company's financial position and liquidity have improved markedly. The Company believes these actions have improved its access to capital markets and will better posture the Company to finance investment in and expansion of the growth areas of its businesses.

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

OUTLOOK

  The Company believes that its automotive products segment is positioned to benefit in fiscal 1994 from the improving conditions in the North American automotive industry. The Company is also addressing the incremental cost burdens it is experiencing as a result of increased production schedules. Continued management actions and cost reduction efforts have positioned the engines segment to benefit when the European economy improves, although the Company does not expect a major upturn in Europe during fiscal 1994.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

  None.

ITEM 2.  CHANGES IN REGISTERED SECURITIES

  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5.  OTHER INFORMATION

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

        Exhibit 10 - Material contracts
        Exhibit 11 - Earnings per share computations

   (b)  Reports on Form 8-K:

        None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



VARITY CORPORATION



/s/ N.D. Arnold                         /s/ Kevin C. Shanahan
___________________________________     _____________________________________
N.D. Arnold                             Kevin C. Shanahan
Senior Vice President and               Vice President, Controller
Chief Financial Officer                 (Principal Accounting Officer)
(Principal Financial Officer)




June 10, 1994

                               VARITY CORPORATION
                               INDEX TO EXHIBITS


Exhibit
Number
- - ------

10.2 (k) Purchase and Sale Agreement between and among AGCO Corporation and Varity Holdings Limited, Varity GmbH, Massey Ferguson GmbH, Massey Ferguson Industries Limited, Massey Ferguson (Delaware) Inc. and Varity Corporation dated as of April 26, 1994

11 Primary Earnings Per Share Computations for Three Months Ended April 30, 1994 and 1993