Form 10-Q
period 1994-07-31
VARITY CORP
filed 1994-09-09
CIK 63118

==================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________


Commission file number:  1-5190

                               VARITY CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    22-3091314
- - -------------------------------                 -----------------------------
   (State or other jurisdiction                         (IRS Employer
        of Incorporation)                               Identification No.)


  672 DELAWARE AVENUE, BUFFALO, NEW YORK                      14209
- - -----------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)


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


 THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 30, 1994 WAS 43,978,573 SHARES.

====================================================================

                       Exhibit index appears on page 17.

                               VARITY CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION:                                           PAGE
  Item 1. Financial Statements
          Consolidated Statements of Operations.........................     3
          Consolidated Balance Sheets...................................     5
          Consolidated Statements of Cash Flows.........................     6
          Notes to Consolidated Financial Statements....................     7
  Item 2. Management's Discussion and Analysis..........................    10

PART II. OTHER INFORMATION:
  Item 1.    -  Legal Proceedings.......................................    15
  Item 2.    -  Changes in Registered Securities........................    15
  Item 3.    -  Defaults upon Senior Securities.........................    15
  Item 4.    -  Submission of Matters to a Vote of Security Holders.....    15
  Item 5.    -  Other Information.......................................    15
  Item 6.(a) -  Exhibits................................................    15
  Item 6.(b) -  Reports on Form 8-K.....................................    15

  SIGNATURES............................................................    16

UNLESS OTHERWISE INDICATED REFERENCES TO "COMPANY" MEAN VARITY CORPORATION AND ITS SUBSIDIARIES AND REFERENCES TO "FISCAL" MEAN THE COMPANY'S YEAR ENDED JANUARY 31 (E.G. FISCAL 1994 REPRESENTS THE PERIOD FEBRUARY 1, 1994 TO JANUARY 31, 1995).

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              VARITY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE MONTHS ENDED JULY 31,

                                  (Unaudited)

                (Dollars in millions except per share amounts)

                                                                  1994             1993
                                                              ----------       ----------
Total sales and revenues                                      $   517.4        $   422.4
                                                              ----------       ----------


Expenses:
    Cost of goods sold                                            425.7            350.2
    Marketing, general and administration                          41.6             35.3
    Engineering and product development                            21.2             17.2
    Interest, net                                                   5.8              8.1
    Exchange gains                                                 (0.9)            (1.4)
    Other (income) expense, net                                     0.8             (0.3)
                                                              ----------       ----------
                                                                  494.2            409.1
                                                              ----------       ----------

Income before income taxes, earnings of associated
    companies, discontinued operation and extraordinary loss       23.2             13.3

Income tax provision                                               (3.8)            (2.8)
                                                              ----------       ----------

Income before earnings of associated companies,
    discontinued operation and extraordinary loss                  19.4             10.5

Equity in earnings of associated companies                          3.4              2.6
                                                              ----------       ----------
Income before discontinued operation and extraordinary loss        22.8             13.1
                                                              ----------       ----------

Discontinued operation (Note 2):
    Earnings from discontinued operation                              -              3.0
    Gain on sale of discontinued operation                         23.2                -
                                                              ----------       ----------
                                                                   23.2              3.0
                                                              ----------       ----------

Income before extraordinary loss                                   46.0             16.1

Extraordinary loss                                                    -             (1.7)
                                                              ----------       ----------
Net income                                                    $    46.0        $    14.4
                                                              ==========       ==========

Income attributable to common stockholders                    $    45.4        $     9.8

Earnings (loss) per common share:

    Before discontinued operation and extraordinary loss      $    0.50        $    0.25

    Discontinued operation                                         0.52             0.09

    Extraordinary loss                                                -            (0.05)
                                                              ----------       ----------
    Net income                                                $    1.02        $    0.29
                                                              ==========       ==========

         See accompanying Notes to Consolidated Financial Statements.

                              VARITY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                           SIX MONTHS ENDED JULY 31,

                                  (Unaudited)

                (Dollars in millions except per share amounts)

                                                                        1994              1993
                                                                    ------------       -----------
Total sales and revenues                                            $   1,023.2        $   878.0
                                                                    ------------       -----------


Expenses:
    Cost of goods sold                                                    842.7            727.6
    Marketing, general and administration                                  80.2             75.6
    Engineering and product development                                    41.7             31.5
    Interest, net                                                          11.7             16.7
    Exchange gains                                                         (2.5)            (1.0)
    Other income, net                                                         -             (0.3)
                                                                    ------------       -----------
                                                                          973.8            850.1
                                                                    ------------       -----------

Income before income taxes, earnings of associated
    companies, discontinued operation, extraordinary loss and
    cumulative effect of changes in accounting principles                  49.4             27.9

Income tax provision                                                       (8.4)            (5.1)
                                                                    ------------       -----------

Income before earnings of associated companies,
    discontinued operation, extraordinary loss and cumulative
    effect of changes in accounting principles                             41.0             22.8

Equity in earnings of associated companies                                  6.8              5.4
                                                                    ------------       -----------

Income before discontinued operation, extraordinary loss and
    cumulative effect of changes in accounting principles                  47.8             28.2
                                                                    ------------       -----------

Discontinued operation (Note 2):
    Earnings (loss) from discontinued operation                             4.4             (1.1)
    Gain on sale of discontinued operation                                 23.2                -
                                                                    ------------       -----------
                                                                           27.6             (1.1)
                                                                    ------------       -----------

Income before extraordinary loss and cumulative effect of
    changes in accounting principles                                       75.4             27.1

Extraordinary loss                                                            -             (1.7)

Cumulative effect of changes in accounting principles                         -           (146.1)
                                                                    ------------       -----------

Net income (loss)                                                   $      75.4        $  (120.7)
                                                                    ============       ===========

Income (loss) attributable to common stockholders                   $      74.2        $  (129.9)

Earnings (loss) per common share:

    Before discontinued operation, extraordinary loss and
       cumulative effect of changes in accounting principles        $      1.05        $    0.58

    Discontinued operation                                                 0.62            (0.03)

    Extraordinary loss                                                        -            (0.05)

    Cumulative effect of changes in accounting principles                     -            (4.49)
                                                                    ------------       -----------

    Net income (loss)                                               $      1.67        $   (3.99)
                                                                    ============       ===========

         See accompanying Notes to Consolidated Financial Statements.

                              VARITY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                             (Dollars in millions)


                                                                      July 31,         January 31,
                                                                        1994              1994
                                                                    -----------        ------------
Assets
Current assets:
   Cash and cash equivalents                                        $     155.1        $       51.2
   Marketable securities                                                   78.3                58.0
   Receivables (Note 2)                                                   384.0               329.3
   Inventories (Note 3(a))                                                170.1               127.8
   Prepaid expenses and other                                              16.4                21.2
   Net assets of discontinued operation  (Note 2)                             -               197.0
                                                                    -----------        ------------
Total current assets                                                      803.9               784.5

Investments in associated and other companies                             100.8               116.3
Fixed assets, net (Note 3(b))                                             602.3               522.2
Other assets and intangibles                                              361.6               336.6
                                                                    -----------        ------------

                                                                    $   1,868.6        $    1,759.6
                                                                    ===========        ============
Liabilities
Current liabilities:
   Notes payable                                                    $       5.2        $       68.0
   Current portion of long-term debt                                        2.9                 5.6
   Accounts payable and accrued liabilities   (Note 3(c))                 558.1               490.1
                                                                    -----------        ------------
Total current liabilities                                                 566.2               563.7
                                                                    -----------        ------------

Non-current liabilities:
   Long-term debt                                                         162.9               185.5
   Other long-term liabilities                                            353.4               379.7
                                                                    -----------        ------------
Total non-current liabilities                                             516.3               565.2
                                                                    -----------        ------------

Stockholders' equity (Note 4):
   Preferred stock                                                          6.8                 6.8
   Common stock                                                           637.7               637.4
   Contributed surplus                                                    656.3               656.3
   Deficit                                                               (487.1)             (561.3)
   Foreign currency translation adjustment                                (16.2)              (79.8)
   Pension liability adjustment                                           (13.5)              (30.5)
   Unrealized gains on marketable securities                                2.1                 1.8
                                                                    -----------        ------------
Total stockholders' equity                                                786.1               630.7
                                                                    -----------        ------------

                                                                    $   1,868.6        $    1,759.6
                                                                    ===========        ============


         See accompanying Notes to Consolidated Financial Statements.

                              VARITY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           SIX MONTHS ENDED JULY 31,

                                  (Unaudited)

                             (Dollars in millions)

                                                                                   1994                    1993
                                                                             -----------------       -----------------
Cash flows from operating activities:
   Net income (loss)                                                         $           75.4        $         (120.7)
   Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
       Depreciation and amortization                                                     37.3                    34.3
       Gain on sales of fixed assets                                                     (0.7)                      -
       Deferred income taxes                                                              1.7                     1.5
       Equity in earnings of associated companies in excess
          of dividends received                                                          (6.6)                   (5.4)
       Gain on sale of discontinued operation                                           (23.2)                      -
       Extraordinary loss                                                                   -                     1.7
       Cumulative effect of changes in accounting principles                                -                   146.1
       Changes in:
          Receivables                                                                     2.7                    10.0
          Inventories                                                                   (17.3)                  (20.6)
          Prepaid expenses and other                                                      1.0                     6.1
          Accounts payable and accrued liabilities                                      (42.2)                  (45.0)
          Other long-term liabilities                                                   (19.0)                  (16.9)
          Net assets of discontinued operation                                           26.9                    34.3
                                                                             -----------------       -----------------

         Cash provided by operating activities                                           36.0                    25.4
                                                                             -----------------       -----------------

Cash flows from investing activities:
   Purchases of marketable securities                                                   (14.0)                  (25.1)
   Proceeds from sales of marketable securities                                          12.5                    18.1
   Additions to fixed assets                                                            (98.6)                  (50.9)
   Proceeds from sales of fixed assets                                                    8.9                    10.6
   Proceeds from sales of businesses                                                    333.2                    33.6
   Acquisition of business, net of cash acquired                                        (42.7)                      -
   Increase in advances receivable (Note 2)                                             (36.9)                      -
   (Additions to) reductions in other assets and intangibles                              0.3                    (0.2)
   Other                                                                                 (0.2)                   (1.9)
                                                                             -----------------       -----------------

         Cash provided (used) by investing activities                                   162.5                   (15.8)
                                                                             -----------------       -----------------

Cash flows from financing activities:
   Proceeds from bank borrowings                                                         26.3                    38.5
   Repayments of bank borrowings                                                        (92.4)                  (76.2)
   Proceeds from long-term debt                                                          86.9                    13.5
   Repayments of long-term debt                                                        (116.9)                 (170.0)
   Proceeds from sale of common stock                                                       -                   143.7
   Exercise of stock options                                                              0.3                     2.1
   Dividends paid                                                                        (1.2)                   (9.2)
   Other                                                                                    -                    (1.3)
                                                                             -----------------       -----------------

         Cash used by financing activities                                              (97.0)                  (58.9)
                                                                             -----------------       -----------------

Effect of foreign currency translation on
   cash and cash equivalents                                                              2.4                       -
                                                                             -----------------       -----------------

Increase (decrease) in cash and cash equivalents
     during the period                                                                  103.9                   (49.3)

Cash and cash equivalents at beginning of period                                         51.2                   111.4
                                                                             -----------------       -----------------

Cash and cash equivalents at end of period                                   $          155.1        $           62.1
                                                                             =================       =================

         See accompanying Notes to Consolidated Financial Statements.

                               VARITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Three and Six Months Ended July 31, 1994 and 1993
                                  (Unaudited)
                 (Dollars in millions unless otherwise stated)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by management and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of July 31, 1994 and January 31, 1994, and the results of its operations for the three and six months ended July 31, 1994 and 1993 and cash flows for each of the six month periods ended July 31, 1994 and 1993. Certain prior period amounts have been reclassified to conform with the current period's presentation. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 1994. Results for interim periods are not necessarily indicative of those to be expected for the year.

2. DISCONTINUED OPERATION

Pursuant to a plan to dispose of its farm equipment segment, in June 1994 the Company completed the sale of its worldwide Massey Ferguson farm machinery business to AGCO Corporation for $310 million in cash and 500,000 shares of AGCO common stock, resulting in a gain of $23.2 million. The gain is net of the recognition of $55.0 million of deferred foreign exchange losses, previously reported in the accompanying consolidated balance sheets as a reduction in stockholders' equity. Apart from the sale proceeds received in June, under the terms of the sale agreement the Company has a receivable of $36.9 million from AGCO as of July 31, 1994 which was received subsequent to the end of the current quarter.

The transaction excluded cash, indebtedness and certain liabilities, primarily pertaining to pension and retiree medical benefits for all former North American Massey Ferguson employees, for which the Company continues to be responsible.
As a result of the aforementioned plan, the farm equipment segment has been presented as a discontinued operation in the accompanying financial statements. Prior year financial statements have been reclassified to conform to the current year presentation.

The operating results of the discontinued operation are as follows:

                                                 Three Months Ended    Six Months Ended
                                                      July 31,             July 31,
                                                --------------------  ------------------
                                                  1994(1)     1993      1994      1993
                                                ----------  --------  --------  --------
       Sales and revenues                         $    -     $238.5    $253.1    $427.9
                                                  ======     ======    ======    ======
       Income (loss) before income taxes and
         cumulative effect of changes in
         accounting principles                    $    -     $  3.2    $  5.0    $  (.7)
       Income tax provision                            -        (.2)      (.6)      (.4)
                                                  ------     ------    ------    ------
       Income (loss) before cumulative
         effect of changes in accounting
         principles                               $    -     $  3.0    $  4.4    $ (1.1)
                                                  ======     ======    ======    ======

 (1) Results for the three months ended July 31, 1994 are not included in the consolidated statements of operations as the sale of the Company's farm machinery business, although completed in June 1994, was effective as of April 30, 1994.

A summary of the assets and liabilities of the discontinued operation is as follows:

                                                                              January 31,
                                                                                  1994
                                                                                ------
   Current assets                                                               $356.5
   Noncurrent assets                                                             109.3
                                                                                ------
                                                                                 465.8
                                                                                ------

   Current liabilities                                                           262.1
   Noncurrent liabilities                                                          6.7
                                                                                ------
                                                                                 268.8
                                                                                ------
   Net assets of discontinued operation                                         $197.0
                                                                                ======

3. OTHER INFORMATION

(a) Inventories

The major classes of inventory are as follows:

                                                       July 31,  January 31,
                                                         1994      1994
                                                       ------  -----------
   Raw materials and work in process                   $105.8       $ 66.0
   Finished goods                                        64.3         61.8
                                                       ------  -----------
                                                       $170.1       $127.8
                                                       ======  ===========

(b)  Fixed assets, net

Fixed assets are stated net of accumulated depreciation and amortization (July 31, 1994 - $344.3 million and January 31, 1994 - $312.9 million).

(c)  Accounts payable and accrued liabilities

A summary of accounts payable and accrued liabilities follows:

                          July 31,  January 31,
                            1994       1994
                          --------  -----------

   Accounts payable         $256.8       $279.4
   Accrued liabilities       301.3        210.7
                            ------       ------
                            $558.1       $490.1
                            ======       ======

Accrued liabilities at July 31, 1994 include approximately $60 million for North American pension contributions which the Company intends to fund during the balance of fiscal 1994.

(d)  Supplementary Cash Flows Information

Cash payments by the Company for interest during the six months ended July 31, 1994 and 1993 were $12.1 million and $23.4 million, respectively.

Cash payments for income taxes during the six months ended July 31, 1994 and 1993 were $2.4 million and $2.2 million, respectively.



4.    STOCKHOLDERS' EQUITY

The following table summarizes changes in stockholders' equity that occurred during the six months ended July 31, 1994:

                                Thousands of
                                   shares
                                 outstanding       Equity (Dollars in millions)
                             -------------------   ---------------------------------------------------------------------
                              Class II             Class II                                                   Pension
                              preferred   Common   preferred   Common   Contributed             Translation   liability
                              stock       stock    stock       stock    surplus       Deficit   adjustment    adjustment
                              ---------   ------   ---------   ------   -----------   -------   -----------   ----------
Balance, January 31, 1994       2,001     43,957     $6.8      $637.4      $656.3     $(561.3)    $(79.8)       $(30.5)

Exercise of stock options                     13                  0.3

Foreign currency
 translation
 adjustment                                                                                         63.6

Dividends on Class II
 preferred stock                                                                         (1.2)

Pension liability
 adjustment                                                                                                       17.0

Unrealized gains on
 marketable securities

Net income                                                                               75.4
                                -----     ------     ----      ------      ------     -------     ------        ------

Balance, July 31, 1994          2,001     43,970     $6.8      $637.7      $656.3     $(487.1)    $(16.2)       $(13.5)
                                =====     ======     ====      ======      ======     =======     ======        ======

                                Equity (Dollars in millions)
                                ----------------------------
                                Unrealized     Total
                                gains on       stock-
                                marketable     holders'
                                securities     equity
                                ----------     --------
Balance, January 31, 1994          $1.8         $630.7

Exercise of stock options                          0.3

Foreign currency
 translation
 adjustment                                       63.6

Dividends on Class II
 preferred stock                                  (1.2)

Pension liability
 adjustment                                       17.0

Unrealized gains on
 marketable securities              0.3            0.3

Net income                                        75.4
                                   ----         ------

Balance, July 31, 1994             $2.1         $786.1
                                   ====         ======

As of July 31, 1994 options to purchase 2.2 million shares of common stock were outstanding.

Earnings (loss) per common share are based upon weighted average shares of common stock and common stock equivalents outstanding of 44,385,000 and 33,688,000 for the three months ended July 31, 1994 and 1993, respectively, and 44,447,000 and 32,541,000 for the six months ended July 31, 1994 and 1993, respectively. Fully diluted per share amounts are not shown on the accompanying consolidated statements of operations as no significant dilution exists.

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

ITEM 2.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

  In June 1994, the Company, pursuant to a plan to dispose of its farm equipment segment, completed the sale of its worldwide Massey Ferguson farm machinery business to AGCO Corporation for $310 million in cash and 500,000 shares of AGCO common stock, resulting in a non-recurring gain of $23.2 million ($.52 per share). As a result of the plan and subsequent sale, the farm equipment segment, including the gain realized on sale, has been presented as a discontinued operation in the accompanying financial statements.

  For the three months ended July 31, 1994, the Company earned $22.8 million ($.50 per share) before the aforementioned discontinued operation on sales and revenues of $517.4 million, compared with income of $13.1 million ($.25 per share) on sales and revenues of $422.4 million for the comparable period in fiscal 1993 before the prior year's $1.7 million extraordinary loss ($.05 per share) on the early repayment of indebtedness. For the six months ended July 31, 1994 the Company earned $47.8 million ($1.05 per share) before the aforementioned discontinued operation and related gain on disposition on sales and revenues from continuing operations of $1,023.2 million, compared with income of $28.2 million ($.58 per share), on sales and revenues of $878.0 million, for the comparable period in fiscal 1993 before the prior year's cumulative effect of changes in accounting principles and an extraordinary loss of $1.7 million on the early repayment of indebtedness. During the prior year's first quarter, the Company recognized a one-time, non-cash $146.1 million charge ($4.49 per share) in connection with the adoption of new accounting standards for postretirement and postemployment benefits as is further described in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended January 31, 1994. Earnings of the discontinued farm equipment segment were $4.4 million for the six months ended July 31, 1994 as compared to a loss of $1.1 million in the comparable period for fiscal 1993.

SEGMENT OPERATING REVIEW

(Dollars in millions)                          Three Months Ended          Six Months Ended
                                                      July 31,                July 31,
                                          --------------------------   -------------------------
                                                               %                          %
                                           1994       1993   Change      1994    1993   Change
                                          -----      -----   -------   ------   -----   --------
Sales and revenues (1):
 Automotive products (Kelsey-Hayes)       $ 307      $ 256        20   $  642   $ 558         15
 Engines (Perkins)                          197        172        15      377     330         14
 Other (Pacoma)                              13         13         -       25      26         (4)
 Intercompany sales to discontinued
  operation                                   -        (19)        -      (21)    (36)       (42)
                                          -----      -----        --   ------   -----        ---
   Total                                  $ 517      $ 422        23   $1,023   $ 878         17
                                          =====      =====        ==   ======   =====        ===


Operating income (loss) (1):
 Automotive products (Kelsey-Hayes)       $  22      $  19        16   $   49   $  44         11
 Engines (Perkins)                           16         11        45       29      19         53
 Other (Pacoma)                               -          -         -        -      (2)         -
                                          -----      -----        --   ------   -----        ---
   Total                                  $  38      $  30        27   $   78   $  61         28
                                          =====      =====        ==   ======   =====        ===

(1) All periods prior to the sale of Massey Ferguson, effective April 30, 1994, reflect the Company's former farm equipment segment as a discontinued operation.

AUTOMOTIVE PRODUCTS

  United States automobile and light truck demand during the second quarter of fiscal 1994 continued to improve, as measured by a 2% increase in vehicle sales over the comparable fiscal 1993 period, reflecting increased consumer confidence and a generally stronger overall business environment. Correspondingly, North American production of these vehicles, which incorporates Kelsey-Hayes' products and influences the Company's automotive products segment, increased 9% during the same period. Varity's automotive products segment continued to benefit from its strategic position as a major supplier of anti-lock braking systems (ABS) and foundation (conventional) brakes for light trucks, vans and sport utility vehicles. The Company's sales of ABS (and related products) and foundation brakes for these specific vehicles comprise approximately 90% and 60%, respectively, of the Company's total ABS and foundation brakes sales for all vehicles. North American industry production of these vehicles increased 18% during the second quarter of fiscal 1994. As a result, the Company's automotive products segment recorded sales of $307 million in the current quarter, reflecting an increase of 20% over the prior year's second quarter.

  In addition to increased North American light vehicle production, higher sales also resulted from expanded ABS installation rates in new vehicles and replacement of two-wheel ABS with higher value four-wheel systems.

  The automotive products segment also includes sales of products for the heavy duty truck and trailer market, which are produced by the Dayton Walther heavy duty brake group.

  Year to date, the Company's automotive products segment sales have increased 15% to $642 million principally due to an increase in North American production of light trucks, vans and sport utility vehicles of approximately 17% from the prior year's first half and higher four-wheel ABS installation rates.

  Segment operating income in the current quarter for the automotive products segment was $22 million, up 16% from 1993 results of $19 million. Year to date, such earnings improved 11% to $49 million from the same period in the prior year. Earnings improved over the prior year for the current quarter and the first half as a direct result of the aforementioned increased sales and the continued focus on implementing cost reductions and productivity improvements. The current periods' results were tempered, however, by expenses associated with expanding capacity and pursuing new brake systems business. These expenditures included costs for establishment of the European brake systems marketing and technical center in Wiesbaden, Germany and the initial start-up activities at the Heerlen, Netherlands and Fowlerville, Michigan ABS manufacturing facilities, which are scheduled to commence production in the second half of 1994. The majority of these expenditures were associated with product engineering and vehicle testing activities to support customer programs. In addition, during the current quarter capacity constraints and costs of outsourcing and overtime negatively affected operating margins in the heavy duty brakes business pending implementation of manufacturing process improvements. Similar constraints and related penalties which negatively impacted foundation brakes operating margins in recent quarters are being addressed with some improvements being realized in the second quarter.

ENGINES

  Total engines segment sales increased by 15% to $197 million in the second quarter and by 14% to $377 million in the first half of fiscal 1994 as compared with the same periods in the prior year, primarily due to increased demand in the agricultural sector in Europe, especially the United Kingdom, in addition to improvements in the United Kingdom and United States construction sectors. In the power generation sector, the high levels of industry growth that were experienced throughout 1993 have started to slow and the market is experiencing some softening in demand. Perkins, however, has benefitted from a shift in demand towards the larger, higher value and higher margin engines, partially offsetting the slowdown being experienced in this market. The comparative strength of the agricultural and construction sectors against fiscal 1993 has more than offset the continuing difficult economic conditions being experienced in significant continental European markets where the prolonged economic downturn is only slowly turning around.

  Operating income for the engines segment increased 45% to $16 million in the second quarter and 53% to $29 million in the first half of fiscal 1994 from the comparable periods in the prior year as a result of higher sales, productivity improvements, continuing efforts to control costs and to a lesser extent the benefit of a higher-margin, non-recurring military contract.

NON-SEGMENT OPERATING REVIEW

  In June 1994, the Company, pursuant to a plan to dispose of its farm equipment segment, completed the sale of its worldwide Massey Ferguson farm machinery business to AGCO Corporation for $310 million in cash and 500,000 shares of AGCO common stock, resulting in a non-recurring gain of $23.2 million. The transaction excluded cash, indebtedness and certain liabilities, primarily pertaining to pension and retiree medical benefits for all former North American Massey Ferguson employees, for which the Company continues to be responsible.
As a result of the aforementioned plan, the farm equipment segment has been presented as a discontinued operation. Prior year financial statements have been reclassified to conform to the current year presentation.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  During the second quarter, the Company utilized a portion of the proceeds received from the sale of its Massey Ferguson farm machinery business to reduce indebtedness and to fund the approximately $50 million acquisition of Dorman Diesels Limited. During the second half of fiscal 1994, the Company intends to utilize approximately $60 million to make contributions to its unfunded North American pension liabilities and to implement its plan to purchase insurance contracts to annuitize vested benefits under retained Massey Ferguson pension plans which would serve to eliminate the Company's ongoing liability for such benefits. The Company further intends to commence the periodic re-purchase of up to 4.5 million shares of its common stock as market conditions warrant. Notwithstanding the foregoing initiatives, the Company's financial liquidity and flexibility will permit investment in what it believes are high-return, high-growth products and opportunities if and when such opportunities become available.

  Cash provided from operations during the first six months of fiscal 1994 amounted to $36.0 million as compared to $25.4 million during the same period last year. This improvement in cash provided was mainly attributable to improved working capital management and increased earnings from continuing operations.

  Short-term notes payable decreased $62.8 million to $5.2 million at July 31, 1994 as a result of the aforementioned reduction of indebtedness and normal operational funding activity.

  Long-term debt outstanding at July 31, 1994 (including current maturities) decreased to $165.8 million from $191.1 million at January 31, 1994, due to the aforementioned long-term and short-term indebtedness reductions.

  Unused long-term and short-term lines of credit at July 31, 1994 were $123.8 million and $92.8 million, respectively. Management believes that Varity will have improved access to credit markets as a result of the sale of Massey Ferguson and improvements in its operations and that its credit facilities and cash flow from operations will continue to be sufficient to meet its operating needs.

  Certain of the Company's loan agreements provide for financial covenants relating to such matters as the maintenance of specified financial ratios and minimum net worth. Certain loan agreements also contain cross-default provisions. At July 31, 1994 the Company and each of its subsidiaries were in compliance with their financial covenants. Management expects that the Company and each of its subsidiaries will remain in compliance during the period ending July 31, 1995.

  Receivables increased $54.7 million to $384.0 million at July 31, 1994 from $329.3 million at January 31, 1994, primarily due to $36.9 million due from AGCO in connection with the sale of Massey Ferguson, which was received subsequent to July 31, 1994, increased sales in the current quarter and to a lesser extent the Dorman Diesels Limited acquisition.

  Inventories of raw materials, work-in-process and finished products increased to $170.1 million at July 31, 1994 from $127.8 million at January 31, 1994, primarily due to the Dorman Diesels Limited acquisition and routine adjustments in manufacturing schedules in response to improved customer demand.

  Accounts payable and accrued liabilities increased $68.0 million during the first six months of fiscal 1994 due to the reclassification of approximately $60 million from other long-term liabilities in anticipation of North American pension contributions to be funded during the second half of fiscal 1994 and to a lesser extent the Dorman Diesels Limited acquisition and the effect of higher throughput and normal disbursement activity.

  Net fixed assets increased $80.1 million to $602.3 million at July 31, 1994 due to capital additions exceeding depreciation and disposals and to a lesser extent the Dorman Diesels Limited acquisition. Capital expenditures for the first six months of fiscal 1994 were $98.6 million compared to $50.9 million last year, and depreciation and amortization were $37.3 million and $34.3 million, respectively, for the same periods. Capital expenditures for fiscal 1994 should approximate $190.0 million. These expenditures will be mainly for the completion of construction of new ABS plants in the United States and the Netherlands, in addition to normal equipment replacements and operating improvements related to reducing costs and increasing output.

  Other assets and intangibles increased by $25.0 million to $361.6 million at July 31, 1994 from $336.6 million at January 31, 1994, primarily due to goodwill additions resulting from Perkins' acquisition of Dorman Diesels Limited.

  Other long-term liabilities decreased by $26.3 million to $353.4 million at July 31, 1994 from $379.7 million at January 31, 1994, primarily due to a decrease in certain pension and benefit liabilities as a result of amounts reclassified to current liabilities in anticipation of funding contributions to be made in fiscal 1994, partially offset by additional liabilities recorded in connection with the aforementioned Massey Ferguson sale.

  Stockholders' equity increased by $155.4 million to $786.1 million at July 31, 1994. This net increase primarily resulted from year to date net income of $75.4 million and a favorable change in the cumulative foreign currency translation adjustment of $63.6 million, of which $55.0 million was due to the recognition of previously deferred foreign exchange losses on the Company's sale of its foreign investment in Massey Ferguson, partially offset by preferred dividends paid of $1.2 million.

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

OUTLOOK

  The Company believes that its automotive products segment is positioned to benefit in fiscal 1994 from the ongoing upturn in the North American automotive industry. The Company is also addressing the incremental cost burdens it is experiencing as a result of increased production schedules. Continued management actions and cost reduction efforts have positioned the engines segment to benefit as the European economy improves, although the Company does not expect a major upturn in Europe during fiscal 1994.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

  None.

ITEM 2.  CHANGES IN REGISTERED SECURITIES

  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On June 2, 1994 at the Annual Meeting of Stockholders the following matters were voted on:

   1. Election of Directors. A total of 36,990,368 votes were cast in the election of directors. The following persons received the number of votes indicated below and were all elected to be directors of Varity Corporation.

            Name              Votes For   Votes Withheld
       ---------------------  ----------  --------------

       William A. Corbett     36,888,524         101,844
       Thomas N. Davidson     36,889,064         101,304
       Robert M. Gates        36,887,943         102,425
       Luiz F. Kahl           36,890,787          99,581
       Vincent D. Laurenzo    36,890,145         100,223
       W. Darcy McKeough      36,839,925         150,443
       Sir Bryan Nicholson    36,890,346         100,022
       Victor A. Rice         36,888,546         101,822
       Warren S. Rustand      36,890,183         100,185
       William R. Teschke     36,888,263         102,105
       Robin H. Warrender     36,811,838         178,530

   2. Ratification of Auditors. A total of 36,905,764 votes were cast for, 26,956 votes were cast against, and 57,648 votes abstained from voting on the ratification of KPMG Peat Marwick as the Company's independent auditors. Accordingly, the appointment of the auditors was approved.

ITEM 5.  OTHER INFORMATION

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

     Exhibit 10 - Material contracts
     Exhibit 11 - Earnings per share computations
     Exhibit 27 - Financial Data Schedule

   (b)  Reports on Form 8-K:

     On July 13, 1994 the Company filed a report on Form 8-K reporting on items 2 and 7.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



VARITY CORPORATION



/s/ N.D. Arnold                              /s/ Kevin C. Shanahan
___________________________________          ________________________________
N.D. Arnold                                  Kevin C. Shanahan
Senior Vice President and                    Vice President, Controller
Chief Financial Officer                      (Principal Accounting Officer)
(Principal Financial Officer)



September 7, 1994

                               VARITY CORPORATION
                               INDEX TO EXHIBITS


Exhibit
Number
- - ------

10.0  MATERIAL CONTRACTS

    10.1    LOAN AGREEMENTS

    (k) - Loan Agreement dated as of January 21, 1994 between Heerlen ABS Manufacturing C.V. and Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A. and De Nationale Investeringsbank N.V.

    (l) - Overdraft Facility Agreement dated as of January 21, 1994 between Heerlen ABS Manufacturing C.V. and Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A.

    (m) - Continuing Guarantee dated as of January 21, 1994 between Varity Corporation and Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A. and De Nationale Investeringsbank N.V., reference (k) and (l).

    (n) - Pledge Agreement dated as of April 12, 1994 between Heerlen ABS Manufacturing C.V., Heerlen ABS Manufacturing B.V., and Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A. and De Nationale Investeringsbank N.V., reference (k) and (l).

    (o) - Continuing Guaranty dated as of April 12, 1994 between Heerlen ABS Manufacturing B.V. and Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A. and De Nationale Investeringsbank N.V., reference
           (k) and (l).


11.0  EARNINGS PER SHARE COMPUTATIONS

    11.1 Primary Earnings Per Share Computations for Three Months Ended July 31, 1994 and 1993.

    11.2 Primary Earnings Per Share Computations for Six Months Ended July 31, 1994 and 1993.


27  FINANCIAL DATA SCHEDULE