Form 10-Q
period 1994-10-31
VARITY CORP
filed 1994-12-08
CIK 63118

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________


Commission file number:  1-5190

                               VARITY CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                     22-3091314
   ----------------------------                  --------------------------
   (State or other jurisdiction                         (IRS Employer
       of Incorporation)                             Identification No.)


     672 DELAWARE AVENUE, BUFFALO, NEW YORK                   14209
   -------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)


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


 THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 30, 1994 WAS 43,055,953 SHARES.

================================================================================

                       Exhibit index appears on page 17.

                              VARITY CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION:                                          Page
    Item 1.  Financial Statements
             Consolidated Statements of Operations...................       3
             Consolidated Balance Sheets.............................       5
             Consolidated Statements of Cash Flows...................       6
             Notes to Consolidated Financial Statements..............       7
    Item 2.  Management's Discussion and Analysis....................      10

PART II.   OTHER INFORMATION:
    Item 1.   - Legal Proceedings....................................      15
    Item 2.   - Changes in Registered Securities.....................      15
    Item 3.   - Defaults upon Senior Securities......................      15
    Item 4.   - Submission of Matters to a Vote of Security Holders..      15
    Item 5.   - Other Information....................................      15
    Item 6.(a) -Exhibits.............................................      15
    Item 6.(b) -Reports on Form 8-K..................................      15

    SIGNATURES.......................................................      16




Unless otherwise indicated references to "Company" mean Varity Corporation and its subsidiaries and references to "fiscal" mean the Company's year ended January 31 (e.g. fiscal 1994 represents the period February 1, 1994 to January 31, 1995).

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                              VARITY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        THREE MONTHS ENDED OCTOBER 31,

                                  (Unaudited)

                (Dollars in millions except per share amounts)

                                                          1994            1993
                                                      -----------     -----------
Total sales and revenues                              $     605.0     $     463.2
                                                      -----------     -----------


Expenses:
    Cost of goods sold                                      496.4           384.2
    Marketing, general and administration                    45.0            34.1
    Engineering and product development                      21.3            17.8
    Interest, net                                             4.4             6.9
    Exchange losses                                           1.5             0.6
    Other expense, net                                        0.2             0.1
                                                      -----------     -----------
                                                            568.8           443.7
                                                      -----------     -----------
Income before income taxes, earnings of associated
    companies and discontinued operation                     36.2            19.5

Income tax provision                                         (6.9)           (3.0)
                                                      -----------     -----------
Income before earnings of associated companies and
    discontinued operation                                   29.3            16.5

Equity in earnings of associated companies                    3.4             2.4
                                                      -----------     -----------

Income before discontinued operation                         32.7            18.9

Earnings from discontinued operation (Note 2)                   -             3.3
                                                      -----------     -----------

Net income                                            $      32.7     $      22.2
                                                      ===========     ===========

Income attributable to common stockholders            $      32.1     $      21.6

Earnings per common share:

    Before discontinued operation:
       Primary                                        $      0.73     $      0.49
       Fully diluted                                  $      0.73     $      0.41

    Discontinued operation:
       Primary                                        $         -     $      0.09
       Fully diluted                                  $         -     $      0.08

    Net income:
       Primary                                        $      0.73     $      0.58
       Fully diluted                                  $      0.73     $      0.49

         See accompanying Notes to Consolidated Financial Statements.

                              VARITY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         NINE MONTHS ENDED OCTOBER 31,
                                  (Unaudited)
                (Dollars in millions except per share amounts)

                                                                    1994            1993
                                                                ------------    ------------
Total sales and revenues                                        $    1,628.2    $    1,341.2
                                                                ------------    ------------
Expenses:
    Cost of goods sold                                               1,339.1         1,111.8
    Marketing, general and administration                              125.2           109.7
    Engineering and product development                                 63.0            49.3
    Interest, net                                                       16.1            23.6
    Exchange gains                                                      (1.0)           (0.4)
    Other (income) expense, net                                          0.2            (0.2)
                                                                ------------    ------------
                                                                     1,542.6         1,293.8
                                                                ------------    ------------
Income before income taxes, earnings of associated
    companies, discontinued operation, extraordinary loss and
    cumulative effect of changes in accounting principles               85.6            47.4
Income tax provision                                                   (15.3)           (8.1)
                                                                ------------    ------------
Income before earnings of associated companies,
    discontinued operation, extraordinary loss and cumulative
    effect of changes in accounting principles                          70.3            39.3
Equity in earnings of associated companies                              10.2             7.8
                                                                ------------    ------------
Income before discontinued operation, extraordinary loss and
    cumulative effect of changes in accounting principles               80.5            47.1
                                                                ------------    ------------
Discontinued operation  (Note 2):
    Earnings from discontinued operation                                 4.4             2.2
    Gain on sale of discontinued operation                              23.2               -
                                                                ------------    ------------
                                                                        27.6             2.2
                                                                ------------    ------------
Income before extraordinary loss and cumulative effect of
    changes in accounting principles                                   108.1            49.3
Extraordinary loss                                                         -            (1.7)
Cumulative effect of changes in accounting principles                      -          (146.1)
                                                                ------------    ------------
Net income (loss)                                               $      108.1    $      (98.5)
                                                                ============    ============
Income (loss) attributable to common stockholders               $      106.3    $     (108.3)

Earnings (loss) per common share:
    Before discontinued operation, extraordinary loss and
      cumulative effect of changes in accounting principles:
           Primary                                              $       1.78    $       1.09
           Fully diluted                                        $       1.78    $       1.08
    Discontinued operation:
           Primary                                              $       0.62    $       0.07
           Fully diluted                                        $       0.62    $       0.05
    Extraordinary loss:
           Primary                                              $          -    $      (0.05)
           Fully diluted                                        $          -    $      (0.05)*
    Cumulative effect of changes in accounting principles:
           Primary                                              $          -    $      (4.28)
           Fully diluted                                        $          -    $      (4.28)*
    Net income (loss):
           Primary                                              $       2.40    $      (3.17)
           Fully diluted                                        $       2.40    $      (3.17)*

*Anti-dilutive

         See accompanying Notes to Consolidated Financial Statements.

                              VARITY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                             (Dollars in millions)

                                                        October 31,    January 31,
                                                           1994           1994
                                                       ------------   ------------
Assets
Current assets:
   Cash and cash equivalents                            $   157.5      $     51.2
   Marketable securities                                     56.6            58.0
   Receivables                                              408.7           329.3
   Inventories  (Note 3(a))                                 171.1           127.8
   Prepaid expenses and other                                20.5            21.2
   Net assets of discontinued operation  (Note 2)               -           219.8
                                                        ---------      ----------
Total current assets                                        814.4           807.3

Investments in associated and other companies               100.0            93.5
Fixed assets, net  (Note 3(b))                              612.4           522.2
Other assets and intangibles                                360.4           336.6
                                                        ---------      ----------

                                                        $ 1,887.2      $  1,759.6
                                                        =========      ==========

Liabilities
Current liabilities:
   Notes payable                                        $     7.6      $     68.0
   Current portion of long-term debt                          2.3             5.6
   Accounts payable and accrued liabilities
    (Note 3(c))                                             561.0           490.1
                                                        ---------      ----------
Total current liabilities                                   570.9           563.7
                                                        ---------      ----------

Non-current liabilities:
   Long-term debt                                           163.7           185.5
   Other long-term liabilities                              341.4           379.7
                                                        ---------      ----------
Total non-current liabilities                               505.1           565.2
                                                        ---------      ----------
Stockholders' equity (Note 4):
   Preferred stock                                            6.8             6.8
   Common stock                                             638.4           637.4
   Contributed surplus                                      656.3           656.3
   Deficit                                                 (455.0)         (561.3)
   Foreign currency translation adjustment                    0.7           (79.8)
   Pension liability adjustment                              (5.1)          (30.5)
   Unrealized gains (losses) on marketable
    securities                                               (2.9)            1.8
   Less treasury stock at cost                              (28.0)              -
                                                        ---------      ----------
Total stockholders' equity                                  811.2           630.7
                                                        ---------      ----------
                                                        $ 1,887.2      $  1,759.6
                                                        =========      ==========

         See accompanying Notes to Consolidated Financial Statements.

                              VARITY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED OCTOBER 31,

                                  (Unaudited)

                             (Dollars in millions)

                                                                   1994           1993
                                                                ----------     ----------
Cash flows from operating activities:
   Net income (loss)                                            $    108.1     $    (98.5)
   Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
       Depreciation and amortization                                  56.3           49.0
       Gain on sales of fixed assets                                  (0.7)          (0.1)
       Deferred income taxes                                           2.9            4.6
       Equity in earnings of associated companies in
        excess of dividends received                                  (9.9)          (7.8)
       Gain on sale of discontinued operation                        (23.2)             -
       Extraordinary loss                                                -            1.7
       Cumulative effect of changes in accounting principles             -          146.1
       Changes in:
          Receivables                                                (51.0)         (31.2)
          Inventories                                                (15.9)         (16.2)
          Prepaid expenses and other                                  (1.2)           7.8
          Accounts payable and accrued liabilities                    10.2            0.5
          Other long-term liabilities                                (88.5)         (45.5)
          Net assets of discontinued operation                        26.9           42.5
                                                                ----------     ----------
         Cash provided by operating activities                        14.0           52.9
                                                                ----------     ----------
Cash flows from investing activities:
   Purchases of marketable securities                                (23.6)         (34.1)
   Proceeds from sales of marketable securities                       42.8           30.1
   Additions to fixed assets                                        (121.3)         (86.9)
   Proceeds from sales of fixed assets                                11.3           10.9
   Proceeds from sales of businesses                                 333.2           33.6
   Acquisition of business, net of cash acquired                     (42.7)             -
   Additions to other assets and intangibles                             -           (3.9)
   Other                                                               0.2           (0.8)
                                                                ----------     ----------
         Cash provided (used) by investing activities                199.9          (51.1)
                                                                ----------     ----------
Cash flows from financing activities:
   Proceeds from bank borrowings                                      37.6           68.7
   Repayments of bank borrowings                                    (102.1)        (158.2)
   Proceeds from long-term debt                                       97.9           78.9
   Repayments of long-term debt                                     (126.7)        (171.1)
   Proceeds from sale of common stock                                    -          143.7
   Repurchases of common stock                                       (21.9)             -
   Exercise of stock options                                           1.0            2.9
   Dividends paid                                                     (1.8)          (9.8)
   Other                                                                 -           (4.4)
                                                                ----------     ----------
         Cash used by financing activities                          (116.0)         (49.3)
                                                                ----------     ----------
Effect of foreign currency translation on
   cash and cash equivalents                                           8.4           (0.4)
                                                                ----------     ----------
Increase (decrease) in cash and cash equivalents
     during the period                                               106.3          (47.9)

Cash and cash equivalents at beginning of period                      51.2          111.4
                                                                ----------     ----------
Cash and cash equivalents at end of period                      $    157.5     $     63.5
                                                                ==========     ==========

         See accompanying Notes to Consolidated Financial Statements.

                               VARITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Three and Nine Months Ended October 31, 1994 and 1993
                                  (Unaudited)
                 (Dollars in millions unless otherwise stated)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by management and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 31, 1994 and January 31, 1994, and the results of its operations for the three and nine months ended October 31, 1994 and 1993 and cash flows for each of the nine month periods ended October 31, 1994 and 1993. Certain prior period amounts have been reclassified to conform with the current period's presentation. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 1994. Results for interim periods are not necessarily indicative of those to be expected for the year.

2. DISCONTINUED OPERATION

Pursuant to a plan to dispose of its farm equipment segment, in June 1994 the Company completed the sale of its worldwide Massey Ferguson farm machinery business to AGCO Corporation for $310 million in cash and 500,000 shares of AGCO common stock, resulting in a gain of $23.2 million. The gain is net of the recognition of $70.0 million of deferred foreign exchange losses and pension liability adjustments, previously reported in the accompanying consolidated balance sheets as a reduction in stockholders' equity.

The transaction excluded cash, indebtedness and certain liabilities, primarily pertaining to pension and retiree medical benefits for all former North American Massey Ferguson employees, for which the Company continues to be responsible. During the current quarter the Company settled its pension benefit obligation related to former Massey Ferguson employees in Canada through the purchase of annuity contracts. As a result of the aforementioned plan, the farm equipment segment has been presented as a discontinued operation in the accompanying financial statements. Prior year financial statements have been reclassified to conform to the current year presentation.

The operating results of the discontinued operation are as follows:

                                            Three Months Ended   Nine Months Ended
                                                October 31,         October 31,
                                            -------------------  ------------------
                                             1994       1993      1994       1993
                                            -------   ---------  -------   --------
       Sales and revenues                   $    -      $229.0    $253.1     $656.9
                                            =======     ======    ======     ======

       Income before income taxes and
         cumulative effect of changes in
         accounting principles              $    -      $  3.4    $  5.0     $  2.7
       Income tax provision                      -         (.1)      (.6)       (.5)
                                            -------     ------    ------     ------
       Income before cumulative
         effect of changes in accounting
         principles                         $    -      $  3.3    $  4.4     $  2.2
                                            =======     ======    ======     ======

A summary of the assets and liabilities of the discontinued operation is as follows:

                                           January 31,
                                              1994
                                           -----------

   Current assets                               $356.5
   Noncurrent assets                             132.1
                                                ------
                                                 488.6
                                                ------

   Current liabilities                           262.1
   Noncurrent liabilities                          6.7
                                                ------
                                                 268.8
                                                ------
   Net assets of discontinued operation         $219.8
                                                ======

3. OTHER INFORMATION

(a) Inventories

The major classes of inventory are as follows:

                                                  October 31,  January 31,
                                                     1994         1994
                                                  -----------  -----------
   Raw materials and work in process                   $ 98.0       $ 66.0
   Finished goods                                        73.1         61.8
                                                       ------  -----------
                                                       $171.1       $127.8
                                                       ======  ===========

(b)  Fixed assets, net

Fixed assets are stated net of accumulated depreciation and amortization (October 31, 1994 - $ 373.9 million and January 31, 1994 - $312.9 million).

(c)  Accounts payable and accrued liabilities

A summary of accounts payable and accrued liabilities follows:

                          October 31,  January 31,
                             1994         1994
                          -----------  -----------

   Accounts payable            $306.9       $279.4
   Accrued liabilities          254.1        210.7
                               ------       ------
                               $561.0       $490.1
                               ======       ======

(d)  Supplementary Cash Flows Information

Cash payments by the Company for interest during the nine months ended October 31, 1994 and 1993 were $13.2 million and $26.1 million, respectively.

Cash payments for income taxes during the nine months ended October 31, 1994 and 1993 were $3.0 million and $3.8 million, respectively.

In connection with the current quarter repurchases of common stock, $6.1 million of such stock did not settle as of the balance sheet date. As a result, this amount is included as a current liability in the consolidated balance sheet.

4.    STOCKHOLDERS' EQUITY

The following table summarizes changes in stockholders' equity that occurred during the nine months ended October 31, 1994:

                                Thousands of
                                   shares
                                 outstanding     Equity (Dollars in millions)
                             ------------------  ------------------------------------------------------------------------
                                                                                                              Unrealized
                                                                                       Trans-    Pension      gains
                             Class II            Class II           Contri-            lation    liability    (losses) on
                             preferred  Common   preferred  Common  buted              adjust-   adjust-      marketable
                             stock      stock    stock      stock   surplus  Deficit   ment      ment         securities
                             ---------  -------  ---------  ------  -------  --------  --------  -----------  -----------

Balance, January 31, 1994        2,001  43,957        $6.8  $637.4   $656.3  $(561.3)   $(79.8)      $(30.5)       $ 1.8

Exercise of stock options                   33                 1.0

Repurchases of common stock               (750)

Foreign currency
 translation
 adjustment                                                                               80.5

Dividends on Class II
 preferred stock                                                                (1.8)

Pension liability
 adjustment                                                                                            25.4

Unrealized losses on
 marketable
  securities                                                                                                        (4.7)

Net income                                                                     108.1
- ---------------------------      -----  ------   ---------  ------  -------  -------   -------   ----------   ----------

Balance, October 31, 1994        2,001  43,240        $6.8  $638.4   $656.3  $(455.0)   $   .7       $ (5.1)       $(2.9)
===========================      =====  ======   =========  ======  =======  =======   =======   ==========   ==========



                             Equity (Dollars in millions)
                             ----------------------------
                                        Total
                                        stock-
                             Treasury   holders'
                             stock      equity
                             ---------  -------

Balance, January 31, 1994      $    -   $630.7

Exercise of stock options                  1.0

Repurchases of common stock     (28.0)   (28.0)

Foreign currency
 translation
 adjustment                               80.5

Dividends on Class II
 preferred stock                          (1.8)

Pension liability
 adjustment                               25.4

Unrealized losses on
 marketable
  securities                              (4.7)

Net income                               108.1
- ---------------------------    -------  ------

Balance, October 31, 1994      $(28.0)  $811.2
===========================    =======  ======

As of October 31, 1994 options to purchase 2.2 million shares of common stock were outstanding.

A summary of the weighted average number of shares of common stock outstanding used to calculate earnings (loss) per common share follows (in thousands of shares):


                        Three Months Ended  Nine Months Ended
                           October 31,         October 31,
                        ------------------  -----------------

                            1994      1993      1994     1993
                          ------    ------    ------   ------

       Primary            44,165    37,247    44,334   34,110
       Fully Diluted      44,178    44,172    44,338   41,857

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

  For the three months ended October 31, 1994, the Company earned $32.7 million ($.73 per share) on sales and revenues of $605.0 million, compared with income of $18.9 million ($.49 per share) before the aforementioned discontinued operation on sales and revenues of $463.2 million for the comparable period in fiscal 1993. For the nine months ended October 31, 1994 the Company earned $80.5 million ($1.78 per share) before the discontinued operation and related gain on disposition on sales and revenues from continuing operations of $1,628.2 million, compared with income of $47.1 million ($1.09 per share), on sales and revenues of $1,341.2 million, for the comparable period in fiscal 1993 before the prior year's cumulative effect of changes in accounting principles and an extraordinary loss of $1.7 million on the early repayment of indebtedness. During the prior year's first quarter, the Company recognized a one-time, non-cash $146.1 million charge ($4.28 per share) in connection with the adoption of new accounting standards for postretirement and postemployment benefits as is further described in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended January 31, 1994. Earnings of the discontinued farm equipment segment were $4.4 million for the nine months ended October 31, 1994 as compared to $2.2 million in the comparable period for fiscal 1993.


SEGMENT OPERATING REVIEW

(Dollars in millions)                          Three Months Ended            Nine Months Ended
                                                   October 31,                  October 31,
                                          --------------------------    ---------------------------
                                                                 %                             %
                                           1994      1993     Change     1994      1993     Change
                                          ------    ------    ------    ------    ------   --------
Sales and revenues (1):
 Automotive products                      $ 372     $ 294       27      $1,014    $  852       19
 Engines                                    219       176       24         596       506       18
 Other                                       14        13        8          39        39        -
 Intercompany sales to discontinued
  operation                                   -       (20)       -         (21)      (56)     (63)
                                          -----     -----       --      ------    ------     ----
   Total                                  $ 605     $ 463       31      $1,628    $1,341       21
                                          =====     =====       ==      ======    ======     ====

Operating income (loss) (1):
 Automotive products                      $  35     $  24       46      $   84    $   68       24
 Engines                                     17        11       55          46        30       53
 Other                                       (1)        -        -          (1)       (2)    (100)
                                          -----     -----       --      ------    ------     ----
   Total                                  $  51     $  35       46      $  129    $   96       34
                                          =====     =====       ==      ======    ======     ====

(1) All periods prior to the sale of Massey Ferguson, effective April 30, 1994, reflect the Company's former farm equipment segment as a discontinued operation.

AUTOMOTIVE PRODUCTS

  United States automobile and light truck demand during the third quarter of fiscal 1994 continued to improve, as measured by a 19% increase in vehicle sales over the comparable fiscal 1993 period, reflecting continued increased consumer confidence in the overall economic environment. North American production of these vehicles, which incorporates Kelsey-Hayes' products and influences the Company's automotive products segment, increased 16% during the same period. Varity's automotive products segment continued to benefit from its strategic position as a major supplier of anti-lock braking systems (ABS) and foundation (conventional) brakes for light trucks, vans and sport utility vehicles. The Company's sales of ABS (and related products) and foundation brakes for these specific vehicles comprise approximately 90% and 60%, respectively, of the Company's total ABS and foundation brakes sales for all vehicles. North American industry production of these vehicles increased 21% during the third quarter of fiscal 1994. In addition, expanded ABS installation rates in new vehicles and replacement of two-wheel ABS with higher value four-wheel systems resulted in the Company's automotive products segment recording sales of $372 million in the current quarter, reflecting an increase of 27% over the prior year's third quarter.

  The automotive products segment also includes sales of products for the heavy duty truck and trailer market, which are produced by the Dayton Walther heavy duty brake group.

  Year to date, the Company's automotive products segment sales have increased 19% to $1,014 million principally due to an increase in North American production of light trucks, vans and sport utility vehicles of approximately 18% from the prior year's first nine months, and higher four-wheel ABS installation rates.

  Segment operating income in the current quarter for the automotive products segment was $35 million, up 46% from 1993 results of $24 million. Year to date, such earnings improved 24% to $84 million from the same period in the prior year. Earnings improved over the prior year for the current quarter and the first nine months as a direct result of the aforementioned increased sales and the continued focus on implementing cost reductions and productivity improvements, including the opening of the new Fowlerville, Michigan ABS manufacturing facility in the third quarter. The current periods' results were tempered, however, by expenses associated with expanding capacity and pursuing new brake systems business. These expenditures included costs for establishment of the European brake systems marketing and technical center in Wiesbaden, Germany and the initial start-up activities at the Heerlen, Netherlands and Fowlerville, Michigan ABS manufacturing facilities. The majority of these expenditures were associated with product engineering and vehicle testing activities to support customer programs. In addition, during the current quarter capacity constraints and costs of outsourcing and overtime negatively affected operating margins in the heavy duty brakes business pending implementation of manufacturing process improvements, resulting in a $2 million loss in this business.

ENGINES

  Total engines segment sales increased by 24% to $219 million in the third quarter and by 18% to $596 million in the first nine months of fiscal 1994 as compared with the same periods in the prior year, primarily due to increased demand in the agricultural sector in Europe, especially the United Kingdom, in addition to improvements in the United Kingdom and United States industrial and construction sectors, as well as incremental sales contributed by Dorman Diesels Limited, which was acquired by Perkins in the second quarter. In the power generation sector, the high level of industry growth that was experienced during 1993 has started to slow somewhat in 1994. Perkins, however, has benefitted from a shift in demand towards the larger, higher value and higher margin engines. The comparative strength of the agricultural and construction sectors against fiscal 1993 has more than offset the continuing difficult economic conditions being experienced in significant continental European markets, although the prolonged economic downturn appears to be slowly turning around.

  Operating income for the engines segment increased 55% to $17 million in the third quarter and 53% to $46 million in the first nine months of fiscal 1994 from the comparable periods in the prior year as a result of higher sales, including the contributions of Dorman Diesels Limited, productivity improvements and continuing cost reduction achievements.

NON-SEGMENT OPERATING REVIEW

  In June 1994, the Company completed the sale of its worldwide Massey Ferguson farm machinery business to AGCO Corporation for $310 million in cash and 500,000 shares of AGCO common stock, resulting in a non-recurring gain of $23.2 million. The transaction excluded cash, indebtedness and certain liabilities, primarily pertaining to pension and retiree medical benefits for all former North American Massey Ferguson employees, for which the Company continues to be responsible. During the current quarter the Company settled its pension benefit obligation related to former Massey Ferguson employees in Canada through the purchase of annuity contracts. The farm equipment segment has been presented as a discontinued operation. Prior year financial statements have been reclassified to conform to the current year presentation.

  During the third quarter, the Company sold its 500,000 shares of AGCO Corporation common stock, resulting in net proceeds of approximately $22 million and a gain of $3.8 million, which is included in other expense, net, in the consolidated statements of operations. Offsetting this gain is a $4.0 million write-down of an unrelated foreign investment in an associated company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  Liquidity during the current quarter was provided from ongoing operations and proceeds from the aforementioned sale of AGCO Corporation common stock. The Company utilized approximately $63 million of such proceeds and those received from the sale of Massey Ferguson in the second quarter to make contributions to its unfunded North American pension plans in the third quarter. The Company intends to further utilize approximately $9 million in the fourth quarter to complete its plan to purchase insurance contracts to annuitize vested benefits under retained Massey Ferguson pension plans which would eliminate the Company's ongoing liability for such benefits. The settlement is not anticipated to result in a significant gain or loss upon completion. In addition, the Company began its previously announced stock re-purchase program during the quarter, resulting in the repurchase of 750,000 shares of previously outstanding common stock at a cost of $28 million. The Company will continue the periodic repurchase of up to 4.5 million shares of its common stock as conditions warrant.

  Notwithstanding the foregoing initiatives, the Company's financial liquidity and flexibility will permit planned investment in what it believes are high-return, high-growth products and opportunities, largely out of internal sources.

  Cash provided from operations during the first nine months of fiscal 1994 amounted to $14.0 million as compared to $52.9 million during the same period last year. This decrease in cash provided was mainly attributable to the aforementioned contributions to unfunded North American pension liabilities, partially offset by increased earnings from continuing operations.

  Short-term notes payable decreased $60.4 million to $7.6 million at October 31, 1994 as a result of the indebtedness reductions in connection with proceeds received from the sale of Massey Ferguson and normal operational funding activity.

  Long-term debt outstanding at October 31, 1994 (including current maturities) decreased to $166.0 million from $191.1 million at January 31, 1994, due to indebtedness reductions in connection with proceeds received from the sale of Massey Ferguson.

  Unused long-term and short-term lines of credit at October 31, 1994 were $149.6 million and $90.3 million, respectively. Management believes that Varity will have improved access to credit markets as a result of the sale of Massey Ferguson and that its credit facilities and cash flow from operations will continue to be sufficient to meet its operating needs.

  Certain of the Company's loan agreements provide for financial covenants relating to such matters as the maintenance of specified financial ratios and minimum net worth. Certain loan agreements also contain cross-default provisions. At October 31, 1994, the Company and each of its subsidiaries were in compliance with their financial covenants. Management expects that the Company and each of its subsidiaries will remain in compliance during the period ending October 31, 1995.

  Receivables increased $79.4 million to $408.7 million at October 31, 1994 from $329.3 million at January 31, 1994, primarily due to increased sales in the current quarter and to a lesser extent the Dorman Diesels Limited acquisition by Perkins in the second quarter.

  Inventories of raw materials, work-in-process and finished products increased to $171.1 million at October 31, 1994 from $127.8 million at January 31, 1994, primarily due to the Dorman Diesels Limited acquisition and routine adjustments in manufacturing schedules in response to higher customer demand.

  Accounts payable and accrued liabilities increased $70.9 million during the first nine months of fiscal 1994 due to the Dorman Diesels Limited acquisition and the effect of higher throughput and normal disbursement activity.

  Net fixed assets increased $90.2 million to $612.4 million at October 31, 1994 due to capital additions exceeding depreciation and disposals and to a lesser extent the Dorman Diesels Limited acquisition. Capital expenditures for the first nine months of fiscal 1994 were $121.3 million compared to $86.9 million last year, and depreciation and amortization were $56.3 million and $49.0 million, respectively, for the same periods. Capital expenditures for fiscal 1994 should approximate $175.0 million. These expenditures will be mainly for normal equipment replacements and operating improvements related to reducing costs and increasing output.

  Other assets and intangibles increased by $23.8 million to $360.4 million at October 31, 1994 from $336.6 million at January 31, 1994, primarily due to goodwill additions resulting from Perkins' acquisition of Dorman Diesels Limited.

  Other long-term liabilities decreased by $38.3 million to $341.4 million at October 31, 1994 from $379.7 million at January 31, 1994, primarily due to pension funding contributions made in the current quarter, partially offset by additional liabilities recorded in connection with the Massey Ferguson sale.

  Stockholders' equity increased by $180.5 million to $811.2 million at October 31, 1994. The increase resulted primarily from year to date net income of $108.1 million and a favorable change in the cumulative foreign currency translation adjustment of $80.5 million, of which $55.0 million was due to the recognition of previously deferred foreign exchange losses on the Company's sale of its foreign investment in Massey Ferguson, partially offset by repurchases of common stock of $28.0 million and preferred dividends paid of $1.8 million.

  Varity is primarily dependent on its subsidiaries to meet its cash requirements. Varity's ability to obtain cash from its subsidiaries or to transfer cash between subsidiaries is governed by the financial condition and operating requirements of these subsidiaries, and in certain instances the terms of loan agreements or similar agreements to which its subsidiaries are parties. The Company has ongoing short-term cash requirements for working capital, capital expenditures, dividends, interest and debt payments. The Company believes that its short-term cash requirements will be met through internally and externally generated sources, existing cash balances and utilization of available borrowing facilities.

  As a result of the Company's actions over the past few years to reduce debt and increase operating efficiencies, the Company's financial position and liquidity have improved markedly. The Company believes these actions have improved its access to capital markets and will better position the Company to finance investment in and expansion of the growth areas of its businesses.

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

OUTLOOK

  The Company believes that its automotive products segment is well positioned to benefit from the ongoing upturn in the North American automotive industry during the balance of fiscal 1994 and beyond. The Company will continue to address the incremental cost burdens it is experiencing as a result of increased production schedules. Continued management actions and cost reduction efforts have positioned the engines segment to benefit as the European economy improves, although the Company does not expect a major upturn in Europe in the near future.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

  The action asserts violations of the Employee Retirement Income Security Act of 1974, breach of fiduciary duty, breach of contract, promissory estoppel, wrongful interference with protected rights, and fraudulent misrepresentation. Plaintiffs' motion for a preliminary injunction requiring extension of benefits to retirees and disabled persons pending trial was granted by the lower court but reversed by the appellate court as to retirees. The plaintiffs seek to compel reinstatement of benefits, compensatory damages, punitive damages and the costs of action. The jury on September 23, 1991 awarded two subclasses of former employees of MCC and ten individuals formerly employed by MF Inc., $9.8 million in compensatory damages and $36 million in punitive damages against Varity and MF Inc. On March 26, 1993, the court struck completely the punitive damage award and reduced the compensatory damage award to $8.3 million.

  Upon appeal, on September 29, 1994, the court upheld the district court's denial of punitive damages. However, the court ordered the Company to reinstate the plaintiffs medical benefits and awarded them approximately $800,000 in damages for the period during which they were not covered. The Company is reviewing its alternatives with respect to the court's decision.

ITEM 2.  CHANGES IN REGISTERED SECURITIES

  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5.  OTHER INFORMATION

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

     Exhibit 11 - Earnings per share computations
     Exhibit 27 - Financial Data Schedule

   (b)  Reports on Form 8-K:

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



VARITY CORPORATION



/s/ N.D. Arnold                         /s/ Kevin C. Shanahan
________________________________       ______________________________________
N.D. Arnold                            Kevin C. Shanahan
Senior Vice President and              Vice President, Controller
Chief Financial Officer                (Principal Accounting Officer)
(Principal Financial Officer)



December 7, 1994

                               VARITY CORPORATION
                               INDEX TO EXHIBITS


Exhibit
Number
- -------


11.0  EARNINGS PER SHARE COMPUTATIONS

   11.1 Primary Earnings Per Share Computations for Three Months Ended October 31, 1994 and 1993.

   11.2 Primary Earnings Per Share Computations for Nine Months Ended October 31, 1994 and 1993.

   11.3 Fully Diluted Earnings Per Share Computations for Three Months Ended October 31, 1994 and 1993.

   11.4 Fully Diluted Earnings Per Share Computations for Nine Months Ended October 31, 1994 and 1993.


27.0  FINANCIAL DATA SCHEDULE