Form 10-K
period 1995-01-31
VARITY CORP
filed 1995-04-19
CIK 63118

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended JANUARY 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from __________________ to ___________________

Commission file number:  1-5190


                               VARITY CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                  22-3091314
- ---------------------------------------------- ---------------------------------
(State or other jurisdiction of Incorporation) (IRS Employer Identification No.)

 672 DELAWARE AVENUE, BUFFALO, NEW YORK                       14209
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

Common stock                           U.S.A.   New York Stock Exchange, Inc.
                                                  Unlisted trading privileges:
                                                    Boston Stock Exchange
                                                    Chicago Stock Exchange
                                                    Pacific Stock Exchange
                                       Canada   The Toronto Stock Exchange
                                       Holland  Amsterdam Stock Exchange
                                                In the form of Dutch Bearer
                                                Certificates

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                          ---------------------------
                                (Title of class)

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.[X].. No...

  THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 15, 1995 WAS APPROXIMATELY $1,432.4 MILLION.

 THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 15, 1995 WAS 40,925,180 SHARES.

  Portions of the Proxy Statement relating to the Annual Meeting of Stockholders on May 25, 1995 are incorporated by reference in Part III of this report.



                       This report consists of 61 pages.
================================================================================

                              VARITY CORPORATION
                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

PART I                                                                                                           Page
     Item 1.   Business.....................................................................................        2
     Item 2.   Properties...................................................................................        8
     Item 3.   Legal Proceedings............................................................................        9
     Item 4.   Submission of Matters to a Vote of Security Holders..........................................       10
     Executive Officers of the Registrant...................................................................       10
PART II
     Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters........................       13
     Item 6.   Selected Financial Data......................................................................       14
     Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations........       15
     Item 8.   Consolidated Financial Statements and Supplementary Data.....................................       21
     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........       52
PART III
     Item 10.  Directors and Executive Officers of the Registrant...........................................       52
     Item 11.  Executive Compensation.......................................................................       52
     Item 12.  Security Ownership of Certain Beneficial Owners and Management...............................       52
     Item 13.  Certain Relationships and Related Transactions...............................................       52
PART IV
     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................       53
SIGNATURES..................................................................................................       61

Unless otherwise indicated, references to "Company" mean Varity Corporation and its subsidiaries and references to "fiscal" mean the Company's year ended January 31 (e.g. fiscal 1994 represents the period February 1, 1994 to January 31, 1995).

                                    PART I

ITEM 1. BUSINESS

THE COMPANY

Varity Corporation and its subsidiaries (the Company), founded in 1847, is a major international industrial company with core manufacturing and distribution businesses in automotive components and diesel engines. The Company conducts and manages its businesses under two separate operating groups: the Automotive Products Group and the Perkins Group. The Company's products are marketed in more than 140 countries. Through a series of transactions completed between January 1992 and June 1994, the Company sold its worldwide Massey Ferguson farm machinery business to AGCO Corporation (AGCO).

THE AUTOMOTIVE PRODUCTS GROUP

The Company's Automotive Products Group supplies brake systems and components to domestic and foreign manufacturers of passenger cars and light trucks, through Kelsey-Hayes Company (Kelsey-Hayes), as well as medium and heavy duty trucks and trailers, through Dayton Walther. The Company acquired Dayton Walther, a major manufacturer of engineered products for the medium and heavy duty truck and trailer industries in December 1986. On November 30, 1989, the Company acquired K-H Corporation and its subsidiary, Kelsey-Hayes. Following the acquisition, the Company took actions to reduce employment levels, reorganize the business unit and management structure of Kelsey-Hayes and strengthen its international business operations. Kelsey-Hayes and Dayton Walther comprise the Automotive Products Group. The most significant automotive products manufactured and marketed by the Automotive Products Group are anti-lock braking systems (ABS), disc and drum brakes, disc brake rotors, hubs, drums, electromechanical sensors and power door lock actuators for passenger cars and light trucks.

   Kelsey-Hayes is a leading producer of brake components for passenger cars and light trucks. The Company believes that Kelsey-Hayes is one of the leaders in the production of ABS, supplying both two-wheel and four-wheel systems. Kelsey-Hayes is the leading manufacturer of ABS in North America for light trucks. Kelsey-Hayes has been successful in developing new ABS products for both light trucks and passenger cars and recently introduced a new generation of four-wheel ABS that is compatible with virtually any size passenger car or light truck and any brake configuration. In order to meet increased North American ABS demand, the Company completed construction of and commenced production in a new plant in
Fowlerville, Michigan during fiscal 1994.   The Company also completed
construction of a new ABS plant in Heerlen, The Netherlands, which will commence production in the first quarter of fiscal 1995, supplying European markets. In addition, the Company believes that Kelsey-Hayes is also one of the leaders in the production of foundation (conventional) brakes, and benefits from its strategic position as a major supplier of both ABS and foundation brakes for light trucks, vans and sport utility vehicles as North American production of these vehicles grew 16% in fiscal 1994.

   Dayton Walther supplies spoke wheels, hubs, brake drums and disc brake calipers shipped as loose units or in assemblies to the medium and heavy duty truck and trailer markets. Dayton Walther derives a major share of its business from large OEMs. Dayton Walther's market share in all of its core products is substantial, ranging from 23% to 47%.

   The Company owns 46.3% of the outstanding common stock of Hayes Wheels International, Inc. (Hayes Wheels), which the Company believes is the largest supplier of cast aluminum wheels in Europe, the second largest supplier of cast aluminum wheels in North America and the largest independent supplier of fabricated steel wheels in North America. Prior to December 1992, Hayes Wheels conducted its automotive wheels systems business jointly with the automotive brakes systems business of Kelsey-Hayes. In December 1992, Hayes Wheels sold, in separate public offerings, debt securities and common stock, decreasing the Company's ownership interest in Hayes Wheels from 100% to 46.3%. As a result,

Hayes Wheels is no longer consolidated with the Company for accounting purposes and the Company accounts for its investment in Hayes Wheels using the equity method of accounting. The Company believes that its ownership in Hayes Wheels comprises an important and continuing portion of the Automotive Products Group.

AFTERMARKET PARTS

The aftermarket parts business consists of the Kelsey Parts business, which supplies maintenance and repair parts for many brands of passenger cars and light truck products. In connection with the Company's divestiture of certain non-core businesses, on December 31, 1992 the Company sold Dayton Parts, Inc., a supplier of maintenance and repair parts for heavy trucks.

INTERNATIONAL

Operations outside the United States, including those of Hayes Wheels, are conducted through various foreign companies in which the Group's interest ranges from minor to complete control. International manufacturing operations are located in Canada, Italy, Mexico, Spain, Venezuela, The Netherlands and the Czech Republic. The Automotive Products Group licenses its patents, designs, manufacturing technology and know-how in a number of other foreign countries.

   During the first quarter of fiscal 1993, the Company sold its majority interest in Brembo Kelsey-Hayes, S.p.A., an Italian specialty producer of high performance disc brakes and rotors, in connection with the Company's program to divest non-core businesses. Expanding its international position during fiscal 1993, Kelsey-Hayes established a European ABS marketing and technical center in Wiesbaden, Germany. During fiscal 1994, Kelsey-Hayes opened a sales office in Korea.

COMPETITION

Suppliers to original equipment manufacturers (OEMs) operate under highly competitive conditions. Certain OEMs are capable of producing products supplied by the Automotive Products Group. The Automotive Products Group competes directly with the OEMs as well as many other suppliers with respect to price, quality, delivery and technical ability in developing products. The Company believes that, as a result of its manufacturing and engineering expertise, combined with an ongoing emphasis on cost control and quality, it has the ability to compete effectively with the OEMs and with other suppliers. With respect to brake components, the Automotive Products Group has over 15 substantial competitors, most of which are large and diversified concerns. Kelsey-Hayes estimates that its share of the North American four-wheel ABS market grew from 20% in 1993 to 24% in 1994 and is projected to increase in the future in this growth market, based on awarded contracts. Kelsey-Hayes estimates that its share of the North American foundation brake market (excluding OEM captive manufacturers) on a unit basis was approximately 35% in 1994.

MARKETING AND DISTRIBUTION

Most of the Automotive Products Group's sales are made directly to OEMs, with the remainder sold largely to replacement part distributors. Sales by the Automotive Products Group to its three major customers, Ford Motor Company
(Ford), General Motors Corporation (GM) and Chrysler Corporation (Chrysler), accounted for 76% of the Automotive Products Group's consolidated net sales in fiscal 1994, with Ford being the largest customer during this period (36% of the Automotive Products Group's consolidated net sales). Sales to all OEMs accounted for approximately 99% of the Automotive Products Group's fiscal 1994 revenues. Although the loss of all or a substantial portion of sales to its major customers, Ford, GM or Chrysler, would have a serious adverse effect on its business, management believes that such a loss is unlikely as: the Automotive Products Group has been doing business with each of these companies for many years; sales to these companies are comprised of a number of different products and models or types of the same products, the sales of which are not dependent on each other; and sales of many products are made to individual divisions and subsidiaries of each of these companies and are not dependent upon sales to other divisions or subsidiaries of the same company.

MARKET OVERVIEW

Sales by the Automotive Products Group are primarily dependent on the overall level of North American passenger car and light truck production, which, in turn, is sensitive to the overall level of United States economic activity. Moreover, sales of passenger cars and light trucks have, in the past, been adversely affected by recessionary business conditions and to some extent increases in the general level of interest rates. The level of economic activity in the United States was generally strong during 1994, despite interest rate increases, as North American production of cars and light trucks continued its recovery from the depressed 1991 levels. A prolonged downturn in the overall level of United States economic activity or increased competition from imported products or a prolonged strike at one or more of its major customers would adversely affect the Automotive Products Group. The Automotive Products Group continues its efforts to increase its global presence and to lessen dependence on North American car and light truck production.

THE PERKINS GROUP

Through the Perkins Group, the Company designs, produces and markets a comprehensive array of multi-cylinder water-cooled diesel engines in the 7 to 2,500 horsepower range. The 1,500 to 2,500 horsepower range was added in fiscal 1994 by the acquisition of Dorman Diesels Limited in the United Kingdom. The intended uses and markets for the Perkins Group's engines vary widely among the configurations of the particular engines. The Company adapts these basic engines to meet the specific requirements of its diverse customer base. The Perkins Group's engines are used as original equipment in virtually every application for which diesel engines are suitable, including agricultural tractors, industrial and construction machinery, material handling equipment, generators, passenger cars, trucks, vans, buses and other commercial vehicles, pleasure and commercial boats, armored personnel carriers and battle tanks. The Perkins Group, together with its associate companies and licensees, is one of the leading producers of diesel engines other than those used as original equipment in passenger cars.

   All of the Perkins Group's fully assembled engines are manufactured in the United Kingdom, except for the sub-50 horsepower engines which are presently sourced from ISM in Japan but which from 1996 onward will also be manufactured by Perkins in the United Kingdom. In addition, the Company has associate companies and licensees in 14 countries that manufacture or assemble Perkins engines, often from kits sold to them by the Company. Tianjin Engine Works recently became its first licensee in China.

   The Perkins Group's customer base includes over 300 OEMs. The Company believes that its associate companies and licensees sell to a similar number of additional OEMs. The Perkins Group's 10 largest customers accounted for approximately 47% of its net third party sales in fiscal 1994. No one customer accounted for more than 10%.

   In 1994, the Perkins Group continued to build on a ten year supply agreement, commenced in 1992, with Caterpillar Inc. (Caterpillar), the world's largest construction and earth-moving machinery producer, as sales continue to increase from this agreement which covers a range of engines for back-hoe and wheeled loaders, road pavers and excavators. Aggregate sales over the ten year term of the agreement could be up to $1.0 billion. In addition, long-term supply agreements were signed in fiscal 1994 with Massey Ferguson after its divestiture by the Company to AGCO and with F.G. Wilson, the United Kingdom based generator set manufacturer now owned by Emerson Electric Co.

PARTS

The Company provides replacement parts for all of the engines that it sells. The Company carries over 34,000 different replacement parts for diesel engines, many of which it manufactures or assembles and the balance of which it obtains from independent suppliers. In 1993, the Perkins Group consolidated its parts warehouses and opened a new parts distribution center in Manchester, England, managed by Caterpillar Logistics Systems. The center, believed to be the most efficient of its kind in Europe, operates its computerized order processing, retrieval and shipment services 24 hours a day for customers around the world. Sales of parts accounted for 16% of the Perkins Group's net sales in fiscal 1994.

COMPETITION

Most diesel engines are used by the engine manufacturer in other products produced by it or its affiliates, including cars and trucks, agricultural equipment and industrial machinery. Consequently, competition in the diesel engine market is primarily for those customers that do not manufacture engines for their own use. The Company competes for third-party sales directly with other producers of diesel engines, which are either large companies conducting business on an international scale, with full product ranges, or small or medium-sized companies conducting business locally, often with a limited range of products. The Company also competes indirectly with manufacturers of gasoline engines. The Perkins Group's major competitors for third-party sales of diesel engines worldwide are Klockner-Humboldt-Deutz AG (Deutz), Cummins Engines Co. Inc., Caterpillar (generally for products not covered by the supply agreement described above), Detroit Diesel Corporation and several Japanese producers.
The Perkins Group estimates that its share of the Western Europe diesel engine market, its primary market, has averaged approximately 12% of units sold over the three year period from fiscal 1992 to fiscal 1994. The Company believes that the most important competitive factor in the diesel engine market is the ability to design and manufacture engines specially adapted to the needs of an individual customer for a particular application. Quality, fuel efficiency, after-sale servicing and pricing are also important, as is the ability to meet increasingly stringent environmental requirements. The Company believes that the Perkins Group competes effectively on all of these bases and compares favorably with many of its competitors in its ability to design and manufacture specialized engines and in its ability to meet environmental requirements.

MARKETING AND DISTRIBUTION

Third-party sales of fully assembled diesel engines (mostly to OEMs) and third-party sales of diesel engines replacement parts are made both directly by the Company (primarily through sales offices in eight countries) and through a worldwide network of approximately 4,000 independent distributors and dealers in 140 countries. To facilitate direct sales by the Perkins Group, and to a lesser extent by its distributors and dealers, four of the Perkins Group's sales offices also provide engine finishing services and other support. The Company has additional distributorship agreements covering North America with Detroit Diesel Corporation and Japan with Iseki. Diesel engines manufactured or assembled by associate companies or licensees are distributed by them, generally in their home countries. Distribution arrangements in certain countries, which may involve those countries' governments, prohibit the Company from effecting sales other than through designated national distributors.

OTHER OPERATIONS

HYDRAULIC COMPONENTS

The Company also manufactures, through its Pacoma components operations, hydraulic cylinders and hydraulic valves and, to a lesser degree, allied equipment for producers of construction machines, agricultural and industrial equipment and, more recently, for the automotive passenger car industry. Pacoma's products, all of which are manufactured in Germany, are marketed by Pacoma to over 80 OEMs.

   In recent years, Pacoma has substantially decreased its dependence on the agricultural equipment business by diversifying applications of its products and expanding its third-party customer base. All sales of components are made directly by the Company to OEMs.

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

INFORMATION BY SEGMENT AND GEOGRAPHIC AREA

Information about the Company's operations and assets by industry segment and geographic area for the years ended January 31, 1995, 1994 and 1993 appears in
Note 18 of the Notes to Consolidated Financial Statements and is included in
Part II on pages 42 through 44 of this Form 10-K. Sales by product are included in Part II on page 51 of this Form 10-K.

EMPLOYEES AND LABOR RELATIONS

At January 31, 1995, the Company had approximately 10,500 full-time employees.

   The Company's worldwide labor force is represented by approximately 20 labor organizations. Employee-management relations vary from country to country. Certain of the Company's production facilities are located in areas where organized labor has traditionally been very active.

SOURCES AND AVAILABILITY OF COMPONENTS AND RAW MATERIAL

The Company purchases numerous components in its manufacturing operations. Most of these components are available from a variety of sources, however, certain critical components are produced by a small number of suppliers and may, in certain cases, be purchased from a single source of supply. The unplanned loss of any of these single sources of supply could have a significant adverse effect on those operations.

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

RESEARCH AND DEVELOPMENT; PATENTS; TRADEMARKS

During fiscal 1994, 1993 and 1992 the Company expended $44.5 million, $39.6 million and $32.0 million, respectively, on research and development. Such research and development expenditures have enabled the Company to upgrade its existing product lines and introduce new products. The Company has a history of developing new technology jointly with its suppliers or customers, particularly for diesel engines. The cost of such programs with suppliers is reflected mainly in unit costs and not necessarily in research and development expenditures.

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

   The Company regards its many trademarks as having significant value and as being an important factor in the marketing of its products. The Company believes that its most significant trademarks are "Kelsey-Hayes," "Perkins," "Dayton" and "Pacoma," as well as Kelsey-Hayes' design trademarks. The foregoing trademarks are generally registered in the United States, Canada, the United Kingdom and a number of other countries where the Company operates. In addition, the Company owns numerous minor trademarks that are registered or for which a registration application is pending. The Company's policy is to pursue trademark registration wherever possible and to oppose infringement of its trademarks.

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

IMPACT OF GOVERNMENT POLICIES

The operations of the Company and its competitors are affected by government policies, such as those relating to interest rates, trade, the price and availability of oil, and exchange and price controls.

   The Company's production facilities are located principally in the United States, United Kingdom, The Netherlands, Canada and Germany. Although there is some interdependence among certain of the Company's facilities for components and services, adverse local conditions in any one region should not have a significant adverse effect on the Company's operations.

   The Company's production costs are affected by conditions prevailing in the countries in which its production facilities are located. The Company is exposed to currency exchange risks in the transfer of goods and services between countries. Exchange rate fluctuations also affect the Company's consolidated financial reporting as a result of the translation of its financial statements into U.S. dollars. The Company's production costs, profit margins and competitive position are materially affected by the strength of the currencies in the countries where it manufactures goods relative to the strength of the currencies in the countries where its goods are sold. To protect against fluctuations in foreign currencies, the Company from time to time enters into foreign exchange contracts, primarily to exchange dollars and various European currencies for pound sterling, for periods generally consistent with the underlying transaction exposures.

ITEM 2. PROPERTIES

The Company and its subsidiaries operate 18 manufacturing facilities in the United States and Canada with aggregate space of approximately 3.2 million square feet. There are also six facilities located in Europe with a total manufacturing area of approximately 3.0 million square feet. All of these facilities are owned by the Company. The Company also leases a 30,000 square foot facility in Singapore. All of the Company's European manufacturing facilities are pledged to its lenders.

   The automotive products segment manufactures its range of products at 18 locations in North America and one in Europe aggregating approximately 3.3 million square feet and ranging in size from approximately 500,000 square feet in Detroit, Michigan to 56,000 square feet in Carrollton, Kentucky. The locations of this segment's plants are as follows:

     Brighton, Michigan        Fowlerville, Michigan     Moraine, Ohio
     Camden, Tennessee         Fremont, Ohio             Mt. Vernon, Ohio
     Carrollton, Kentucky-2    Heerlen, The Netherlands  Portsmouth, Ohio
     Detroit, Michigan         Jackson, Michigan         St. Catharines, Ontario
     Fayette, Ohio             Kingsway, Ohio            Woodstock, Ontario-2
     Fenton, Michigan          Milford, Michigan

   The engines segment manufactures diesel engines and parts at four locations in England (Lincoln, Peterborough, Shrewsbury and Stafford) with a total space of approximately 2.6 million square feet, the largest of which is approximately
1.8 million square feet. The Company also operates a 30,000 square foot facility in Singapore.

   The other products segment, which presently includes the hydraulic cylinder and valve manufacturing business, operates from a 313,000 square foot facility in Eschwege, Germany.

   The Company also operates five major parts warehouses in five countries, three of which are leased. In addition, the Company owns or leases a number of other properties in the United States, Canada, the United Kingdom and certain other countries.

   In general, the Company believes that its facilities are in good operating condition and are suitable for their intended use. In order to meet increased ABS demand in the United States and Europe within the automotive products segment, the Company completed construction of two new plants in fiscal 1994, located in Heerlen, The Netherlands and Fowlerville, Michigan. In the engines segment the Company added three plants in 1994 through the acquisition of Dorman Diesels Limited. Current facilities are adequate for existing production needs and provide a reasonable margin for further growth and expansion in the underlying businesses. The Company believes that its plants and equipment are
adequately insured.   Over the last five years, the Company has disposed of a
number of its manufacturing facilities as part of the rationalization of its businesses. It continues to own several facilities no longer used in its operations which are being held for sale.

Item 3. Legal Proceedings

1.  Massey Combines Corporation

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

     The action asserts violations of the Employee Retirement Income Security Act of 1974, breach of fiduciary duty, breach of contract, promissory estoppel, wrongful interference with protected rights and fraudulent misrepresentation. Plaintiffs' motion for a preliminary injunction requiring extension of benefits to retirees and disabled persons pending trial was granted by the lower court but reversed by the appellate court as to retirees. The plaintiffs seek to compel reinstatement of benefits, compensatory damages, punitive damages and the costs of action. The jury on September 23, 1991 awarded two subclasses of former employees of MCC and ten individuals formerly employed by MF Inc., $9.8 million in compensatory damages and $36 million in punitive damages against Varity and MF Inc. On March 26, 1993, the court struck completely the punitive damage award and reduced the compensatory damage award to $8.3 million.

     Upon appeal, on September 29, 1994, the circuit court upheld the district court's denial of punitive damages. However, the court ordered the Company to reinstate the plaintiffs' medical benefits and awarded them approximately $800,000 in damages for the period during which they were not covered. On March 6, 1995, the Company filed in the Supreme Court of the United States a petition for a writ of certiorari to review the circuit court's decision.

2.  Fruehauf Trailer Corporation

In July, 1989, a predecessor of Fruehauf Trailer Corporation (FTC) acquired the trailer operations of Fruehauf Corporation and in that connection assumed certain liabilities. FTC is obligated to indemnify the Company's subsidiary, K-H Corporation, in respect of such assumptions. FTC has advised the Company that it does not intend, at least in the foreseeable future, to make further payments in respect to certain of such assumed liabilities. If FTC is unable to pay, then the Company's subsidiary, K-H Corporation, may be liable with respect to certain of such liabilities which arose out of operations prior to the 1989 sale, including those in respect of products manufactured or sold, environmental liabilities, worker's compensation and retiree welfare benefits. FTC appears to have taken its position at the request of its lenders for purposes of focusing the use of available cash on current operations of FTC. The actual amount of such liabilities and/or the extent to which the Company's subsidiary, K-H Corporation, actually may be liable cannot be determined at this time. The Company intends to vigorously defend its position with respect to FTC and all other third parties.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders for the quarter ended January 31, 1995.

Executive Officers of the Registrant

The following table sets out the names and ages of each of the executive officers of the Company, their positions as of January 31, 1995, the date on which they were appointed to such positions and their business experience during the past five years:

                                                       Date Appointed       Business Experience During
Name                    Title                 Age      To Present Position  Past Five Years (1)
- ----                    -----                 ---      -------------------  --------------------------
V.A. Rice.............  Chairman of the.......54.......May 1980............ Same
                        Board & Chief
                        Executive Officer

N.D. Arnold...........  Senior Vice...........46.......August 1990......... Senior Vice President & Chief
                        President & Chief                                   Administrative Officer --
                        Financial Officer                                   March 1988 - July 1990.

P.N. Barton...........  Vice President,.......55.......March 1988.......... Same
                        Strategic Planning
                        & Development

J.H. Chandler.........  Senior Vice...........55.......September 1994...... Senior Vice President, Human
                        President & Chief                                   Resources -- April 1994 -
                        Administrative Officer                              August 1994. Group Corporate
                                                                            Affairs Director, Grand
                                                                            Metropolitan PLC -- October
                                                                            1991 - March 1994. Group
                                                                            External Affairs Director,
                                                                            Grand Metropolitan PLC --
                                                                            October 1990 - September
                                                                            1991. Executive Vice President &
                                                                            Chief Administrative Officer,
                                                                            The Pillsbury Company --
                                                                            January 1989 - September
                                                                            1990.

F.J. Chapman..........  Vice President,.......55.......March 1990.......... Treasurer -- February 1989 -
                        Treasurer                                           February 1990.

R.C. Clarke...........  Vice President &......56.......November 1994....... Vice President, Corporate
                        Executive Assistant to                              Communications -- January
                        the Chairman & CEO                                  1994 - October 1994.  Director,
                        & Acting Vice                                       Aubade Investments Ltd.
                        President, Corporate                                -- February 1991 - December
                        Communications                                      1993.  Director, Varity
                                                                            Comercial Ltd. -- September
                                                                            1988 - January 1991.

                                                       Date Appointed       Business Experience During
Name                    Title                 Age      To Present Position  Past Five Years (1)
- ----                    -----                 ---      -------------------  --------------------------
J.A. Gilroy...........  Chief Operating ......58.......November 1994....... Group Chief
                        Officer & Acting                                    Executive, Perkins Group --
                        Group Chief                                         February 1989 - October 1994.
                        Executive, Perkins
                        Group

E.J. Gulda............  Group Chief...........49.......September 1994...... Group President, Kelsey Hayes --
                        Executive,                                          February 1994 - August 1994.
                        Kelsey-Hayes                                        Group President, Kelsey-Hayes
                        Group                                               Worldwide  ABS & Controls --
                                                                            February 1991- January 1994.
                                                                            President, Kelsey-Hayes Brake
                                                                            Group -- February 1990 -
                                                                            January 1991.

D.W. Gutow............  Vice President,.......56.......September 1990...... Vice President Tax, Norton
                        Tax Planning                                        Co. -- June 1980 - August
                                                                            1990.

K. Iida...............  President, Varity.....53.......June 1992........... General Manager, Perkins
                        (Japan) KK                                          Engines (Japan) KK -- April
                                                                            1982 - May 1992.

M.S. Protzik..........  Vice President,.......52.......July 1994........... Director, Pensions & Benefits --
                        Compensation &                                      October 1991 - June 1994.
                        Benefits                                            Director, Compensation &
                                                                            Benefits, TRW, Inc. -- April
                                                                            1981 - September 1991.

A.A. Rogers...........  Vice President,.......44.......January 1995........ Personnel Manager - Middle East,
                        Management                                          Far East, Australia & New
                        Resourcing                                          Zealand, SEDCO Forex
                                                                            Schlumberger -- January 1992 -
                                                                            October 1994.  Manager,
                                                                            Compensation Benefits  &
                                                                            Manpower Planning, SEDCO
                                                                            Forex Schlumberger -- January
                                                                            1990 - December 1991.

K.C. Shanahan.........  Vice President,.......46.......August 1994......... Vice President, Controller -
                        Investor Relations                                  Principal Accounting Officer--
                        & Acting Vice                                       January 1992 - August 1994.
                        President, Controller -                             Assistant Controller, Textron
                        Principal Accounting                                Inc. -- June 1987 - January
                        Officer                                             1992.

J.E. Utley............  Senior Vice...........53.......September 1994...... Senior Vice President,
                        President, Strategic                                & Chairman, Kelsey-Hayes --
                        Marketing                                           March 1994 - August 1994.
                                                                            Chairman & Group Chief
                                                                            Executive, Kelsey-Hayes  --
                                                                            August 1992 - February 1994.
                                                                            Vice Chairman, K-H
                                                                            Corporation & Vice President,
                                                                            Strategic Planning, Kelsey-
                                                                            Hayes Company -- December
                                                                            1989  - July 1992.

                                                       Date Appointed       Business Experience During
Name                    Title                 Age      To Present Position  Past Five Years (1)
- ----                    -----                 ---      -------------------  --------------------------
K.L. Walker...........  Vice President,.......46.......September 1991...... Senior Counsel, TRW, Inc.,
                        Legal & Secretary                                   Engine Components Group
                                                                            -- July 1984 - August 1991.

W.N. White............  President,............52.......July 1994........... Vice President, Operations,
                        Dayton Walther                                      Strategic
                                                                            Planning/Acquisitions, Monroe
                                                                            Auto Equipment -- December
                                                                            1993-April 1994.
                                                                            Vice President, Operations and
                                                                            Engineering, Monroe Auto
                                                                            Equipment --  January 1990 -
                                                                            November 1993.

A.T. Williams.........  Vice President,.......48.......July 1994........... Vice President, Business
                        Financial &                                         Performance -- February 1991 -
                        Business Analysis                                   June 1994.  Director, Financial
                                                                            Analysis -- November 1986 -
                                                                            January 1991.

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
Telephone: 716 888-8000

ANNUAL MEETING
The annual meeting of the Company's shareholders will be held on Thursday, May 25, 1995 at the Hyatt Hotel, Two Fountain Plaza, Buffalo, New York.

STOCK TRADING SYMBOL
Common: VAT

STOCK EXCHANGE LISTINGS
Common: New York, Toronto

Common stock has unlisted trading privileges on Boston, Chicago and Pacific stock exchanges.

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



STATISTICAL DATA


January 31,               1995    1994
                         ------  ------

Number of registered
shareholders:
 Common................  19,538  21,544
 Preferred.............       4       8


Shares outstanding
(thousands):
 Common................  41,661  43,957
 Class II Preferred       2,001   2,001


MARKET PRICE OF COMMON STOCK

Year ended January 31,     1995
                       ----------------
Quarters               HIGH     LOW
- --------               ----     ---
  First                $50 1/8  $33 1/2
  Second               $42      $35 1/2
  Third                $39 5/8  $33
  Fourth               $39      $34

Year ended January 31,     1994
                       ----------------
Quarters               High     Low
- --------               ----     ---
  First                $34 3/4  $25 3/4
  Second               $34 3/8  $26 7/8
  Third                $39 1/8  $33 1/8
  Fourth               $47 7/8  $36 1/4

ITEM 6. SELECTED FINANCIAL DATA /(1)(2)(3)/

The following selected financial data has been derived from the Consolidated Financial Statements of the Company for the fiscal years 1994, 1993, 1992, 1991 and 1990.

  The selected financial data should be read in connection with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.


(Dollars in millions except per share amounts)

Years ended January 31,         1995       1994     1993/(4)/   1992     1991
                               ------     ------    ---------  ------    ------
Total sales and revenues....   $2,268     $1,827     $2,234    $2,037    $2,232
Income (loss) before
 discontinued operation,
 extraordinary loss and
 cumulative effect of
 changes in accounting
 principles.................   $  117     $   69     $   50    $  (96)   $   41

Per share income (loss)
 before discontinued
 operation, extraordinary
 loss and cumulative
 effect of changes in
 accounting principles:
  Primary...................   $ 2.61     $ 1.60     $ 1.18    $(4.57)   $  .93
  Fully diluted.............   $ 2.61     $ 1.56     $ 1.17    $(4.57)*  $  .93*

* Anti-dilutive

Total assets................   $1,824     $1,760     $1,805    $2,521    $2,756
Long-term debt..............   $  163     $  186     $  305    $  717    $  609


(1) See Note 15 to the Consolidated Financial Statements included herein for discussion of contingent liabilities and commitments.
(2) No cash dividends on common stock have been paid in any of the years in the five-year period ended January 31, 1995.
(3) As a result of the fiscal 1994 sale of the farm equipment segment, prior years' financial data has been restated to conform to the current year presentation of the farm equipment segment as a discontinued operation.
(4) Amounts reported for January 31, 1993 reflect the sale of a majority ownership in Hayes Wheels.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the year ended January 31, 1995 (fiscal 1994), Varity Corporation earned $117.1 million ($2.61 per share) compared to $69.1 million ($1.60 per share) for fiscal 1993 and $49.5 million ($1.18 per share) for fiscal 1992 before discontinued operations, extraordinary losses and the cumulative effect of changes in accounting principles. In June 1994, the Company completed the sale of its worldwide Massey Ferguson farm machinery business to AGCO Corporation
(AGCO) for $310 million in cash and 500,000 shares of AGCO common stock, resulting in a non-recurring gain of $23.2 million. As a result, the farm equipment segment, including the gain realized on sale, has been presented as a discontinued operation in the accompanying financial statements. During the first quarter of fiscal 1993, the Company recognized a one-time, non-cash $146.1 million charge ($3.98 per share) in connection with the adoption of two new accounting standards as described in Note 3 of the Notes to Consolidated Financial Statements. In addition, during fiscal 1993 and fiscal 1992 the Company incurred extraordinary losses of $1.7 million ($.05 per share) and $6.4 million ($.24 per share), respectively, with respect to the early redemption of debt. Fiscal 1992 results also included a $17.3 million non-recurring gain from the sale of a majority ownership in a Kelsey-Hayes subsidiary. As a result, net income (loss) amounted to $144.7 million, $(71.5) million and $27.0 million in fiscal 1994, 1993 and 1992, respectively.

  Foreign exchange rate fluctuations between various European currencies and to a lesser extent the United States dollar can significantly affect the Company's reported results, as a substantial volume of engines and related parts are sold into other countries from manufacturing locations in the United Kingdom, where a significant portion of the costs associated with the engines segment are incurred. This cross-trading gives rise to exchange gains and losses on individual transactions in different currencies.

  The average value of the U.S. dollar (utilized to translate foreign currency revenues and expenses) for fiscal 1994 was 3% lower against the British pound and approximately 4% lower against the other major European currencies, compared to such average values in fiscal 1993. As a result, the Company's sales and related costs transacted in the foreign countries where the Company primarily operates were at marginally higher relative values than in the prior year, based on the higher translation value of such foreign currencies. At January 31, 1995, the value of the U.S. dollar was 5% lower against the British pound and approximately 10% lower against the other major European currencies as compared to values at the previous year-end. Accordingly, the Company's consolidated assets and liabilities denominated in foreign currencies (which are translated using the respective year-end rates of exchange) are affected by the higher translation value of such foreign currencies in comparison to the prior year, the impact of which is reflected in the foreign currency translation adjustment account in stockholders' equity in the Company's consolidated balance sheet.

  The accompanying fiscal 1992 consolidated statement of operations is not readily comparable to fiscal 1994 or fiscal 1993 as a result of the Company's disposition in the fourth quarter of fiscal 1992 of a majority ownership of Kelsey-Hayes' wheels business which is no longer included in the Company's consolidated results, as is described more fully in Note 17 of the Notes to Consolidated Financial Statements. Subsequent to the disposition, the Company's remaining ownership in the wheels business is accounted for on the equity method of accounting. Significant declines in sales and revenues, cost of goods sold, marketing, general and administration and interest, net are a direct result of this disposition.

SEGMENT OPERATING REVIEW

(Dollars in millions)
                            Fiscal 1994   Fiscal 1993                     Fiscal 1992
                            -----------   -----------   -----------------------------
                                 Actual        Actual   Pro Forma /(1)/    Historical
                            -----------   -----------   ---------------    ----------
Sales and revenues:

 Automotive products:
  Brake Systems                  $1,228        $1,018            $  856        $1,366
  Heavy Duty Brakes                 161           160               134           171
  Eliminations                      (16)          (29)              (21)          (21)
                                 ------        ------            ------        ------
                                  1,373         1,149               969         1,516

 Engines                            861           702               744           744
 Other                               55            50                60            60
 Eliminations                       (21)          (74)              (86)          (86)
                                 ------        ------            ------        ------
  Total                          $2,268        $1,827            $1,687        $2,234
                                 ======        ======            ======        ======

Operating income (loss):

 Automotive products:
  Brake Systems                  $  121        $   87            $   68        $  128
  Heavy Duty Brakes                  (5)            3                (2)            5
                                 ------        ------            ------        ------
                                    116            90                66           133

 Engines                             69            46                42            42
 Other                               (1)           (2)               (5)           (5)
                                 ------        ------            ------        ------
  Total                          $  184        $  134            $  103        $  170
                                 ======        ======            ======        ======

  (1) Automotive products segment information for fiscal 1992 is presented on a pro forma basis to exclude $547 million of sales and revenues and $56 million of operating earnings of Hayes Wheels International, Inc. (Hayes Wheels), Brembo Kelsey Hayes, S.p.A. (Brembo) and Dayton Parts, Inc. (Dayton Parts). Subsequent to the Company's sale of its majority ownership in Hayes Wheels in the fourth quarter of fiscal 1992, such operations are not consolidated and accordingly are not included in the above segment information. The Company's 46% share of the earnings of Hayes Wheels for the last month of fiscal 1992 and subsequent thereto, excluding charges associated with first quarter fiscal 1993 accounting changes, is included in equity in earnings of associated companies in the consolidated statements of operations. Brembo and Dayton Parts were sold and as a result did not contribute to the Company's fiscal 1993 or 1994 results. Automotive products results have also been adjusted to reflect the impact of the incremental costs associated with Statement of Financial Accounting Standard (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which was adopted in the first quarter of fiscal 1993, as if it had been adopted at the beginning of fiscal 1992.

AUTOMOTIVE PRODUCTS

United States automobile and light truck demand during fiscal 1994 continued to improve, as measured by a 10% increase in vehicle sales over the comparable fiscal 1993 period, reflecting a continuation of increased consumer confidence and a generally stronger overall business environment. Correspondingly, North American industry production of these vehicles, which incorporate Kelsey-Hayes' products and influences the Company's automotive products segment, increased 11% during the same period. Within Varity's automotive products segment, Kelsey-Hayes brake systems benefitted from its strategic position as a major supplier of anti-lock braking systems (ABS) and foundation (conventional) brakes for light trucks, vans and sport utility vehicles, as North American industry production of these vehicles increased 16% during fiscal 1994. In excess of 70% of Kelsey-Hayes sales of braking systems including ABS and foundation brakes are generated from light trucks, vans and sport utility vehicles. As a result, Kelsey-Hayes brake systems recorded sales of $1.2 billion in the current year, an increase of 21% over fiscal 1993.

  In addition to increased North American light vehicle production, higher sales also resulted from expanded ABS installation rates in new vehicles (54% penetration in fiscal 1994 versus 37% in fiscal 1993), continued industry conversion from two-wheel ABS to higher value four-wheel systems on numerous vehicle platforms and strong demand for foundation brake products.

  Kelsey-Hayes brake systems segment operating income in fiscal 1994 increased by 39% to $121 million from $87 million last year. Earnings improved over the prior year as a direct result of increased sales, particularly higher margin four-wheel ABS products, and the continued focus on implementing cost reductions and productivity improvements. The current year's results were tempered, however, by expenses associated with expanding capacity, pursuing potential ABS business and product development and start up expenditures in Europe.

  In addition, North American Kelsey-Hayes brake systems engineering and product development costs increased 28% during fiscal 1994, in support of two new, state-of-the-art four-wheel ABS offerings -- the 25 series for light truck applications and the 30 series for passenger car applications. These new product offerings are designed for higher performance, lower cost, smaller size, a 30% reduction in the number of parts and more packaging options for installation.

  The automotive products segment also includes sales of products for the heavy and medium duty truck and trailer market by Dayton Walther, a wholly-owned subsidiary of the Company. Sales of this unit of $161 million were constant with the prior year level.

  Dayton Walther heavy duty brakes sustained a segment operating loss of $5 million in fiscal 1994 compared to operating income of $3 million in fiscal 1993, reflecting the negative impact of capacity constraints and outsourcing penalties caused by continued strong medium and heavy duty truck demand as well as the cost of other management actions to return the business to profitability.

  During fiscal 1993, United States automobile and light truck retail sales increased 9% over the prior period, as consumer and business confidence improved. Correspondingly, industry vehicle production increased 12% during the same period, with light truck production increasing 15%.

  As a result of the automotive products segment's significant presence in light truck products, sales increased 19% to $1.1 billion in fiscal 1993 from the prior year, as adjusted for business divestitures. Sales increased due to higher ABS sales resulting from increased vehicle production, improved market installation rates, replacement of two-wheel ABS with higher value four-wheel systems on several vehicle platforms and strong demand for foundation brake products.

  The automotive products segment recorded operating income of $90 million during fiscal 1993 as compared to fiscal 1992 operating income of $66 million, as adjusted for business divestitures. The earnings improvement was primarily due to higher volumes and cost reduction efforts, despite increased costs incurred in pursuit of new business and penalties associated with foundation brakes capacity constraints as a result of certain high-volume vehicle platforms.

ENGINES

Demand for diesel engines in the major market sectors in which the Company's Perkins engines segment participates (agricultural, construction, industrial and power generation) improved during fiscal 1994 as manufacturers that incorporate such equipment in their products experienced an increase in demand, particularly in the United States and Europe. For Perkins, this was particularly apparent in the European agricultural sector and the United States and United Kingdom construction markets, all of which experienced higher sales, reflecting both increased sales to certain existing accounts in connection with new engine applications and an expanding customer base arising from strategic alliances developed in recent years. Such alliances include supply contracts with Caterpillar Inc., the world's largest construction and earth-moving machinery producer, Massey Ferguson subsequent to its divestiture by the Company to AGCO and F.G. Wilson, the United Kingdom based generator set manufacturer now owned by Emerson Electric Co. In addition, during the second quarter of fiscal 1994, Perkins acquired Dorman Diesels Limited, a manufacturer of diesel and natural gas powered engines in the 1,000 to 2,500 horsepower range, designed primarily for the power generation sector, which added approximately $47 million of incremental sales. As a result, total engines segment sales increased 23% to $861 million in fiscal 1994 as compared with the prior year.

  Operating income in fiscal 1994 for the engines segment increased 50% to $69 million reflecting the benefit of higher sales and on-going success with margin improvement and cost control programs, despite an increase of $9.8 million in engineering and product development in fiscal 1994 compared to fiscal 1993. Dorman Diesels Limited contributed $4 million of operating profit in fiscal 1994.

  Engines segment sales in fiscal 1993, adjusted to neutralize the effects of differing foreign exchange rates between periods, increased by 8% to $702 million compared with fiscal 1992. (Reported engines segment sales declined $42 million due to the lower translation value of the British pound during fiscal 1993 versus fiscal 1992.) Higher sales in the United Kingdom, specifically in the agricultural and power generation sectors, the United States, Middle East and Asia/Pacific offset lower volumes attributable to the difficult economic conditions in continental Europe during fiscal 1993.

  Operating income in fiscal 1993 increased 10% to $46 million versus fiscal 1992 as a result of the higher exchange adjusted sales, productivity improvements and cost control measures, offset in part by certain non-recurring, higher margin military sales in fiscal 1992.

NON-SEGMENT OPERATING REVIEW

In June 1994, the Company completed the sale of its worldwide Massey Ferguson farm machinery business to AGCO for $310 million in cash and 500,000 shares of AGCO common stock, resulting in a non-recurring gain of $23.2 million. The transaction excluded cash, indebtedness and certain liabilities, primarily pertaining to pension and retiree medical benefits for all former North American Massey Ferguson employees. Subsequent to the sale, the Company settled its pension benefit obligation related to former Massey Ferguson employees in North America through the purchase of annuity contracts.

  As a result of the aforementioned sale, the Company's effective tax rate increased to 18.5% in fiscal 1994, as certain foreign income could no longer be sheltered against farm equipment tax losses within the same taxing jurisdiction. The Company anticipates that its effective tax rate will be higher in fiscal 1995.

  During the fiscal 1994 third quarter, the Company sold its 500,000 shares of AGCO common stock, resulting in net proceeds of approximately $22 million and a gain of $3.8 million, which is included in other (income) expense, net, in the consolidated statement of operations. Offsetting this gain is a $4.0 million write-down of an unrelated foreign investment in an associated company.

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

  As a result of such debt redemptions and other repayments from proceeds received from business divestitures during fiscal 1994, fiscal 1993 and the latter portion of fiscal 1992, the Company has continued to significantly reduce its net interest expense, which amounted to $22.5 million in fiscal 1994 compared with $32.0 million and $99.1 million in fiscal 1993 and 1992, respectively.

  During the fourth quarter of fiscal 1992, the Company recognized a gain from the sale of a majority ownership in a Kelsey-Hayes subsidiary (the wheels business) amounting to $17.3 million. In accordance with SFAS No. 96, no provision for taxes was made at the time of the transaction with respect to the gain due to the Company's existing tax loss carryforwards. Subsequent to the transaction, the Company accounts for its investment in Hayes Wheels on the equity method of accounting. As a result of higher underlying sales and net income at Hayes Wheels, equity in earnings of associated companies rose to $13.3 million in fiscal 1994, compared to $11.5 million in fiscal 1993.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1994, the Company continued its strategic actions to strengthen its balance sheet and enhance its competitive position in markets around the world, including the sale of its worldwide farm machinery business. The proceeds from this sale, and those generated from ongoing operations, enabled the Company to further reduce debt levels in order to improve the Company's financial flexibility to fund increased investment in its Kelsey-Hayes and Perkins businesses. The Company also utilized approximately $63 million to make contributions to its underfunded North American pension plans in the third quarter and approximately $10 million in the fourth quarter to purchase insurance contracts to annuitize vested benefits under retained Massey Ferguson pension plans, which had the effect of eliminating the Company's ongoing liability for such benefits. In addition, the Company began its previously announced stock repurchase program during the year, pursuant to which it repurchased 2,329,500 shares of previously outstanding common stock at a cost of $84.7 million. The Company will continue the periodic repurchase of up to 4.5 million shares of its common stock as market conditions warrant.

  As a result of the aforementioned debt repayments, long-term debt outstanding at January 31, 1995 (including current maturities) decreased to $165.7 million from $191.1 million at January 31, 1994. Similarly, short-term notes payable decreased by $65.0 million to $3.0 million at January 31, 1995 from $68.0 million at January 31, 1994, further increasing the Company's liquidity.

  Unused long-term and short-term lines of credit at January 31, 1995 were $139.0 million and $100.7 million, respectively. Management believes that Varity, as a result of its continued strategic initiatives, will have improved access to credit markets and that its credit facilities and cash flow from operations will continue to be sufficient to meet its operating needs.

  Certain of the Company's loan agreements provide for financial covenants relating to such matters as the maintenance of specified financial ratios and minimum net worth. Certain loan agreements also contain cross-default provisions. At January 31, 1995 the Company and each of its subsidiaries were in compliance with their financial covenants. Management expects that the Company and each of its subsidiaries will remain in compliance during the year ending January 31, 1996.

  Receivables increased $38.4 million to $367.7 million at January 31, 1995 from $329.3 million at January 31, 1994, primarily due to strong sales in the fourth quarter of fiscal 1994 and to a lesser extent foreign exchange fluctuations and the Dorman Diesels Limited acquisition by Perkins.

  Inventories of raw materials, work-in-process and finished products increased to $154.9 million at January 31, 1995 from $127.8 million at January 31, 1994
primarily due to the impact of increased   manufacturing schedules in response
to customer demand and to a lesser extent foreign exchange fluctuations and the Dorman Diesels Limited acquisition.

  Accounts payable and accrued liabilities increased $60.4 million to $550.5 million at January 31, 1995 from $490.1 million at January 31, 1994 due to the Dorman Diesels Limited acquisition, the effect of higher throughput and to a lesser extent foreign currency movements.

  Net fixed assets increased $102.7 million to $624.9 million at January 31, 1995 from $522.2 million at January 31, 1994 due to higher capital expenditures in connection with the completion of construction of new ABS plants in Fowlerville, Michigan and Heerlen, The Netherlands and to a lesser extent increases due to foreign exchange and the Dorman Diesels Limited acquisition. Capital expenditures during fiscal 1994 and 1993 were $154.9 million and $135.8 million, respectively, and depreciation and amortization were $78.0 million and $65.4 million, respectively, for the same periods. Capital expenditures for fiscal 1995 should approximate $200 million, of which $56.0 million has been committed. These expenditures will be for normal equipment replacements and operating improvements related to reducing costs and increasing output.

  Other assets and intangibles increased by $25.2 million to $361.8 million at January 31, 1995 from $336.6 million at January 31, 1994, primarily due to goodwill additions resulting from Perkins' acquisition of Dorman Diesels Limited.

  Other long-term liabilities decreased by $59.1 million to $320.6 million at January 31, 1995 from $379.7 million at January 31, 1994, primarily due to pension funding contributions, partially offset by additional liabilities recorded in connection with the Massey Ferguson sale.

  Stockholders' equity increased by $153.0 million to $783.7 million at January 31, 1995, due to net income and positive currency translation and pension liability adjustments, partially offset by dividends paid and treasury stock repurchases.

  Varity is primarily dependent on its subsidiaries to meet its cash requirements. Varity's ability to obtain cash from its subsidiaries or to transfer cash between subsidiaries is governed by the financial condition and operating requirements of these subsidiaries. The Company has ongoing short-term cash requirements for working capital, capital expenditures, dividends, interest and debt payments. The Company believes that its cash requirements will be met through internally and externally generated sources, existing cash balances and utilization of available borrowing facilities.

  As a result of the Company's actions over the past three years to reduce debt and increase operating efficiencies, the Company's financial position and liquidity have improved markedly. The Company believes these actions have improved its access to capital markets and will better posture the Company to finance investment in and expansion of the growth areas of its businesses. In order to maintain financial flexibility the Company has filed with the Securities and Exchange Commission a registration statement covering $100 million of debt securities of the Company and Kelsey-Hayes but which has not yet become effective; however, the Company has no immediate plans to make an offering under such registration statement. The Company continues to explore opportunities to divest operations that do not meet its strategic objectives. The Company anticipates any such transactions would further improve its liquidity and financial flexibility.

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

OUTLOOK

The Company believes that its automotive products segment is positioned to increase sales and margins in fiscal 1995, even if North American light vehicle production is flat, as a result of secular ABS penetration and as actions taken to relieve capacity constraints and enhance productivity continue to provide positive returns. Continued improvements in manufacturing processes, in addition to an expanding customer base arising from strategic alliances developed in prior years, have positioned its Perkins engines segment to benefit further as the European economy improves, despite anticipated increases in new product research and development expenditures in fiscal 1995.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions except per share amounts)                                           Varity Corporation and subsidiaries
- ----------------------------------------------------------------------        ----------------------------------------------
Years ended January 31,                                                             1995              1994              1993
                                                                              ----------        ----------        ----------
Total sales and revenues..............................................        $  2,267.8        $  1,827.4        $  2,233.9
                                                                              ----------        ----------        ----------

Expenses:
    Cost of goods sold................................................           1,857.7           1,514.9           1,836.6
    Marketing, general and administration.............................             176.1             150.3             192.5
    Engineering and product development...............................              87.7              65.5              64.0
    Interest, net  (Note 10)..........................................              22.5              32.0              99.1
    Exchange (gains) losses ..........................................              (3.8)             (1.6)              5.6
    Other (income) expense, net.......................................               0.3              (2.9)             (5.4)
    Non-recurring gain (Note 17)......................................                 -                 -             (17.3)
                                                                              ----------        ----------        ----------
                                                                                 2,140.5           1,758.2           2,175.1
                                                                              ----------        ----------        ----------
Income before income taxes, earnings of associated companies, discontinued operation, extraordinary loss and cumulative
     effect of changes in accounting principles.......................             127.3              69.2              58.8
Income tax provision  (Note 4)........................................             (23.5)            (11.6)             (9.9)
                                                                              ----------        ----------        ----------
Income before earnings of associated companies, discontinued
     operation, extraordinary loss and cumulative effect of
     changes in accounting principles.................................             103.8              57.6              48.9
Equity in earnings of associated companies (Note 19)..................              13.3              11.5               0.6
                                                                              ----------        ----------        ----------
Income before discontinued operation, extraordinary loss
     and cumulative effect of changes in accounting principles........             117.1              69.1              49.5
                                                                              ----------        ----------        ----------
Discontinued operation (Note 1):
     Earnings (loss) from discontinued operation......................               4.4               7.2             (16.1)
     Gain on sale of discontinued operation...........................              23.2                 -                 -
                                                                              ----------        ----------        ----------
                                                                                    27.6               7.2             (16.1)
                                                                              ----------        ----------        ----------
Income before extraordinary loss and cumulative
     effect of changes in accounting principles.......................             144.7              76.3              33.4
Extraordinary loss (Note 10)..........................................                 -              (1.7)             (6.4)
Cumulative effect of changes in accounting principles (Note 3)........                 -            (146.1)                -
                                                                              ----------        ----------        ----------
Net income (loss).....................................................        $    144.7        $    (71.5)       $     27.0
                                                                              ==========        ==========        ==========
Income (loss) attributable to
    common stockholders...............................................        $    142.3        $    (81.9)       $      8.5

Per share data (Note 5):
Before discontinued operation, extraordinary loss and
     cumulative effect of changes in accounting principles:
         Primary .....................................................        $     2.61       $      1.60       $      1.18
         Fully diluted ...............................................        $     2.61       $      1.56       $      1.17
Discontinued operation:
         Primary......................................................        $     0.63       $      0.20       $     (0.62)
         Fully diluted................................................        $     0.63       $      0.17       $     (0.62)*
Extraordinary loss:
         Primary .....................................................        $        -       $     (0.05)      $     (0.24)
         Fully diluted ...............................................        $        -       $     (0.05)*     $     (0.24)*
Cumulative effect of changes in accounting principles:
         Primary .....................................................        $        -       $     (3.98)      $         -
         Fully diluted ...............................................        $        -       $     (3.98)*     $         -
Net income (loss):
         Primary .....................................................        $     3.24       $     (2.23)      $      0.32
         Fully diluted ...............................................        $     3.24       $     (2.23)*     $      0.32

* Anti-dilutive

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)                                                   Varity Corporation and subsidiaries
- ----------------------------------------------------------------      -------------------------------------
As of January 31,                                                                1995             1994
                                                                           ----------       ----------
ASSETS
Current assets:
   Cash and cash equivalents....................................           $    147.0       $     51.2
   Marketable securities (Note 6)...............................                 42.7             58.0
   Receivables (Note 7).........................................                367.7            329.3
   Inventories (Note 2).........................................                154.9            127.8
   Prepaid expenses and other...................................                 21.4             21.2
   Net assets of discontinued operation (Note 1)................                    -            219.8
                                                                           ----------       ----------
Total current assets............................................                733.7            807.3
                                                                           ----------       ----------
Investments in associated and
   other companies (Note 19)....................................                103.1             93.5

Fixed assets:
   Land and buildings...........................................                207.0            184.7
   Machinery, equipment and tooling.............................                787.6            655.4
                                                                           ----------       ----------
                                                                                994.6            840.1
Accumulated depreciation and amortization.......................               (369.7)          (317.9)
                                                                           ----------       ----------
Net fixed assets................................................                624.9            522.2

Other assets and intangibles (Note 8)...........................                361.8            336.6
                                                                           ----------       ----------
                                                                           $  1,823.5       $  1,759.6
                                                                           ==========       ==========

LIABILITIES
Current liabilities:
   Notes payable................................................           $      3.0       $     68.0
   Current portion of long-term debt (Note 10)..................                  2.3              5.6
   Accounts payable and accrued liabilities (Note 9)............                550.5            490.1
                                                                           ----------       ----------
Total current liabilities.......................................                555.8            563.7
                                                                           ----------       ----------
Long-term debt (Note 10)........................................                163.4            185.5

Other long-term liabilities (Note 11)...........................                320.6            379.7

Contingent liabilities and commitments (Note 15)................
                                                                           ----------       ----------
STOCKHOLDERS' EQUITY (Note 14)
Preferred stock - at stated value
 (Liquidation value: 1995 - $35.6; 1994 - $37.6)................                  6.8              6.8
Common stock - at stated value
 (Shares issued: 1995 - 41,660,653; 1994 - 43,957,126)..........                638.4            637.4
Contributed surplus.............................................                656.3            656.3
Deficit.........................................................               (419.0)          (561.3)
Foreign currency translation adjustment.........................                (10.7)           (79.8)
Pension liability adjustment (Note 12)..........................                 (1.6)           (30.5)
Unrealized gains (losses) on marketable securities (Note 6).....                 (1.8)             1.8
Less treasury stock at cost.....................................                (84.7)               -
                                                                           ----------       ----------
Total stockholders' equity......................................                783.7            630.7
                                                                           ----------       ----------
                                                                           $  1,823.5       $  1,759.6
                                                                           ==========       ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                          Thousands of
                                          shares outstanding            Equity (Dollars in millions)
- ----------------------------------------  --------------------------    ----------------------------
                                            Preferred Stock                Preferred Stock
                                          -----------------   Common    ------------------   Common
                                          Class I  Class II    stock    Class I   Class II    stock
                                          -------  --------   ------    -------   --------   ------
Balance, January 31, 1992................  11,806    2,001    24,988    $ 215.3     $6.8     $150.4

Sale of common stock.....................                      5,750                          119.6
Shares issued under Performance Equity
  Plan...................................                        194                            6.2
Exercise of stock options................                         67                            0.8
Foreign currency translation adjustment..
Dividends on Class I Preferred Stock.....
Dividends on Class II Preferred Stock....
Pension liability adjustment ............
Net income...............................
                                          -------    -----    ------     ------     ----     ------
Balance, January 31, 1993................  11,806    2,001    30,999      215.3      6.8      277.0

Officer notes receivable.................
Sale of common stock.....................                      4,600                          143.7
Exercise of stock options................                        273                            4.5
Class I Preferred Stock converted
    to common stock...................... (11,806)             8,085     (215.3)              212.2
Foreign currency translation adjustment..
Dividends on Class I Preferred Stock.....
Dividends on Class II Preferred Stock....
Pension liability adjustment ............
Unrealized gains on marketable
   securities............................
Net loss.................................
                                          -------    -----    ------     ------     ----     ------
Balance, January 31, 1994................       -    2,001    43,957          -      6.8      637.4

Exercise of stock options................                         34                            1.0
Repurchases of common stock..............                     (2,330)
Foreign currency translation adjustment..
Dividends on Class II Preferred Stock....
Pension liability adjustment.............
Unrealized losses on marketable
   securities............................
Net income...............................
                                          -------    -----    ------     ------     ----     ------
BALANCE, JANUARY 31, 1995................       -    2,001    41,661     $    -     $6.8     $638.4
                                          =======    =====    ======     ======     ====     ======

See accompanying notes to consolidated financial statements.

- --------------------------------------------------------------------------------------------------------
                                                                          Notes
                                                        Unrealized   receivable
                               Trans-        Pension         gains         from                   Total
                               lation      liability   (losses) on      officer       Less       stock-
   Contributed                adjust-        adjust-    marketable       stock-   treasury     holders'
       surplus   Deficit         ment           ment    securities      holders      stock       equity
   -----------   -------      -------      ---------   -----------   ----------   --------     --------
     $ 656.3     $(487.9)     $ (28.8)     $ (10.8)      $    -       $ (6.2)     $     -      $ 495.1

                                                                                                 119.6

                                                                                                   6.2
                                                                                                   0.8
                                (46.5)                                                           (46.5)
                   (15.9)                                                                        (15.9)
                    (2.6)                                                                         (2.6)
                                             (35.2)                                              (35.2)
                    27.0                                                                          27.0
     -------     -------      -------      -------       ------        -----      -------      -------
       656.3      (479.4)       (75.3)       (46.0)           -         (6.2)           -        548.5

                                                                         6.2                       6.2
                                                                                                 143.7
                                                                                                   4.5

                                                                                                  (3.1)
                                 (4.5)                                                            (4.5)
                    (7.9)                                                                         (7.9)
                    (2.5)                                                                         (2.5)
                                              15.5                                                15.5

                                                            1.8                                    1.8
                   (71.5)                                                                        (71.5)
     -------     -------      -------      -------       ------        -----      -------      -------
       656.3      (561.3)       (79.8)       (30.5)         1.8            -            -        630.7

                                                                                                   1.0
                                                                                    (84.7)       (84.7)
                                 69.1                                                             69.1
                    (2.4)                                                                         (2.4)
                                              28.9                                                28.9

                                                           (3.6)                                  (3.6)
                   144.7                                                                         144.7
     -------     -------      -------      -------       ------        -----      -------      -------
     $ 656.3     $(419.0)     $ (10.7)     $  (1.6)      $ (1.8)       $   -      $ (84.7)     $ 783.7
     =======     =======      =======      =======       ======        =====      =======      =======

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)                                                  Varity Corporation and subsidiaries
- --------------------------------------------------------------------  -------------------------------------
Years ended January 31,                                                   1995          1994           1993
                                                                      --------      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)................................................  $  144.7      $  (71.5)      $   27.0
   Adjustments to reconcile net income (loss) to cash
       provided by operating activities:
          Depreciation and amortization.............................      78.0          65.4           99.4
          Gain on sales of fixed assets.............................      (0.5)            -           (0.3)
          Non-recurring gain........................................         -             -          (17.3)
          Deferred income taxes.....................................       2.0           7.5            2.2
          Equity in earnings of associated companies
              in excess of dividends received.......................     (12.8)        (11.0)          (0.6)
          Gain on sale of discontinued operation....................     (23.2)            -              -
          Extraordinary loss .......................................         -           1.7            6.4
          Cumulative effect of changes in accounting principles.....         -         146.1              -
          Changes in:
              Receivables...........................................     (12.8)        (46.4)         (33.2)
              Inventories...........................................       0.8         (13.4)           1.3
              Prepaid expenses and other............................      (2.9)          7.4            1.2
              Accounts payable and accrued liabilities..............      (3.4)          2.0          (25.9)
              Other long-term liabilities...........................     (96.9)         18.0          (22.6)
              Net assets of discontinued operation..................      26.9          15.5           21.5
                                                                      --------      --------       --------
      Cash provided by operating activities.........................      99.9         121.3           59.1
                                                                      --------      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities..............................     (36.1)        (52.9)         (28.3)
    Proceeds from sales of marketable securities....................      70.1          40.4           22.8
    Additions to fixed assets.......................................    (154.9)       (135.8)         (88.9)
    Proceeds from sales of fixed assets.............................      11.7          12.4            2.8
    Proceeds from sales of businesses...............................     333.2          33.6          146.4
    Acquisition of business, net of cash acquired...................     (42.7)            -              -
    Additions to investments........................................         -          (4.3)          (2.9)
    Additions to other assets and intangibles.......................      (4.9)        (15.6)         (14.9)
    Other...........................................................       0.4             -           (8.9)
                                                                      --------      --------       --------
      Cash provided (used) by investing activities..................     176.8        (122.2)          28.1
                                                                      --------      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bank borrowings ..................................      38.3         108.7          248.6
    Repayments of bank borrowings...................................    (107.5)       (164.6)        (291.8)
    Proceeds from long-term debt....................................      98.9          89.3           47.6
    Repayments of long-term debt....................................    (127.9)       (225.8)        (229.3)
    Repurchases of common stock.....................................     (84.7)            -              -
    Proceeds from sale of common stock..............................         -         143.7          119.6
    Dividends paid..................................................      (2.4)        (10.4)         (18.5)
    Other...........................................................       1.0           0.1           (3.8)
                                                                      --------      --------       --------
      Cash used by financing activities.............................    (184.3)        (59.0)        (127.6)
                                                                      --------      --------       --------
Effect of foreign currency translation on
    cash and cash equivalents.......................................       3.4          (0.3)         (10.7)
                                                                      --------      --------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
    DURING THE YEAR.................................................      95.8         (60.2)         (51.1)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR......................      51.2         111.4          162.5
                                                                      --------      --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR............................  $  147.0      $   51.2       $  111.4
                                                                      ========      ========       ========

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years ended January 31, 1995, 1994 and 1993
(Fiscal 1994, 1993 and 1992, respectively)
(Dollars in millions unless otherwise stated)

1.  DISCONTINUED OPERATION

Pursuant to a plan to dispose of its farm equipment segment, in June 1994 the Company completed the sale of its worldwide Massey Ferguson farm machinery business to AGCO Corporation (AGCO) for $310 million in cash and 500,000 shares of AGCO common stock, resulting in a gain of $23.2 million. The gain is net of the recognition of $70.0 million of deferred foreign exchange losses and pension liability adjustments, previously reported in the accompanying consolidated balance sheets as a reduction in stockholders' equity. (The Company did not record an income tax provision with respect to the gain primarily due to existing tax loss carryforwards.)

   The transaction excluded cash, indebtedness and certain liabilities, primarily pertaining to pension and retiree medical benefits for all former North American Massey Ferguson employees, for which the Company continued to be responsible. Subsequent to the sale, the Company settled its pension benefit obligation related to former Massey Ferguson employees in North America through the purchase of annuity contracts. As a result of the aforementioned plan, the farm equipment segment has been presented as a discontinued operation in the accompanying financial statements. Prior years' financial statements have been restated to conform to the current year presentation.

The operating results of the discontinued operation are as follows:

Years ended January 31,                 1995 /(1)/   1994      1993
                                        ----------  ------   --------
Sales and revenues..............         $253.1     $898.4   $1,140.6
                                         ======     ======   ========

Income (loss) before income taxes
 and cumulative effect of changes
 in accounting principles.........       $  5.0     $  8.2   $  (14.4)
Income tax provision..............          (.6)      (1.0)      (1.7)
                                         ------     ------   --------
Income (loss) before cumulative
 effect of changes in accounting
 principles.......................       $  4.4     $  7.2   $  (16.1)
                                         ======     ======   ========

/(1)/ Includes the period up to and including April 30, 1994, the effective date of the sale.

   A summary of the assets and liabilities of the discontinued operation is as follows:

January 31,                                                      1994
                                                             --------
Current assets......................................         $  356.5
Noncurrent assets...................................            132.1
                                                             --------
                                                                488.6
                                                             --------

Current liabilities.................................            262.1
Noncurrent liabilities..............................              6.7
                                                             --------
                                                                268.8
                                                             --------
Net assets of discontinued operation................         $  219.8
                                                             ========

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of all wholly and majority-owned subsidiaries. Investments in associated companies in which the Company's ownership interest ranges from 20 to 50% and over which the Company exercises influence on operating and financial policies are accounted for using the equity method (see Note 19). Other investments are accounted for using the cost method. Significant intercompany balances and transactions have been eliminated in consolidation.

(b) Cash Equivalents

Cash equivalents consist of liquid instruments with an original maturity of three months or less.

(c) Marketable Securities

Effective January 31, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as described in Note 3. The Company has determined that its marketable securities portfolio is available-for-sale, as defined within the pronouncement, and has presented the unrealized net gain or loss on such portfolio as a separate component of stockholders' equity.
Prior to the adoption of SFAS No. 115, marketable securities were carried at cost, which approximated market value.

(d) Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined primarily on the first-in, first-out (FIFO) basis. Cost includes the cost of material, direct labor and an applicable share of manufacturing overhead. The last-in, first-out (LIFO) method is used to determine the cost of a portion of inventory in the automotive products segment. Inventories priced at LIFO as of January 31, 1995 and 1994 were 35% and 34% of total inventories, respectively. If the FIFO method (which approximates current cost) had been used exclusively, inventories would have been higher than reported by $1.3 million and $1.1 million at January 31, 1995 and 1994, respectively.

        The major classes of inventory are as follows:


January 31,                                          1995    1994
                                                    ------  ------
Raw materials..................................     $ 54.1  $ 42.9
Work in process................................       41.2    31.0
Finished goods.................................       59.6    53.9
                                                    ------  ------
                                                    $154.9  $127.8
                                                    ======  ======

(e) Fixed Assets

Additions to fixed assets are recorded at cost. Depreciation of fixed assets is generally provided on a straight-line basis at rates which are intended to depreciate the assets over their estimated useful lives as follows:


Buildings..................................................  10 to 50 years
Machinery, equipment and tooling...........................   3 to 12 years

(f) Goodwill

The excess of the acquisition cost over the aggregate fair value of the underlying net assets of businesses acquired is amortized on a straight-line basis over no more than 40 years.

(g) Revenue Recognition

Sales are recorded by the Company when products are shipped.

(h) Research and Development Costs

Research and development costs, the majority of which are included in engineering and product development expenses, are charged to expense as incurred ($44.5, $39.6 and $32.0 million for fiscal 1994, 1993 and 1992, respectively).

(i) Foreign Currency Translation

For most foreign subsidiaries, the local currency is considered the functional currency. Assets and liabilities of these subsidiaries are translated at year-end rates of exchange. Revenue and expense items are translated at average rates of exchange for the year. Translation adjustments, including the translation effect of intercompany transactions deemed permanent in nature, that arise due to fluctuations in exchange rates are recorded directly in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the statement of operations.

(j) Income Taxes

Effective February 1, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," as described in Note 3.

  Deferred income taxes are provided on all significant temporary differences and represent the tax effect of transactions recorded for financial reporting purposes in periods different than for tax purposes.

(k) Financial Instruments

The carrying values of the Company's financial instruments at January 31, 1995 approximate their estimated fair values. The carrying amounts of cash and cash equivalents and notes payable approximate fair value due to the short-term maturity of such instruments. The carrying amount of marketable securities is based on quoted market prices. The carrying amount of long-term debt approximates fair value based on the quoted market prices for the same or similar issues, or the current rates offered to the Company for debt with similar maturities and characteristics.

  Derivative financial instruments are recorded at market value, with resultant gains or losses recognized in the statement of operations immediately, unless the instrument is an effective hedge of a firm, committed transaction, in which case the associated gain or loss is deferred and recognized in connection with the underlying transaction exposure.

3.  CHANGES IN ACCOUNTING PRINCIPLES

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

  Effective January 31, 1994, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 supersedes SFAS No. 12 which the Company previously followed in accounting for marketable securities. SFAS No. 115 requires that debt and equity securities not classified as either held-to-maturity securities or trading securities be classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The Company has determined that its marketable securities portfolio is available-for-sale, as defined within the pronouncement, and has presented the unrealized net gain or loss on such portfolio as a separate component of stockholders' equity.

4.  INCOME TAXES

Effective February 1, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," as described in Note 3.

  Income tax provisions have been recorded in respect of the Company's results of operations as follows:

Years ended January 31,                           1995       1994      1993
                                                ------      -----     -----
Income before income taxes, earnings
  of associated companies, discontinued
  operation, extraordinary loss and
  cumulative effect of changes in
  accounting principles:
    United States..........................     $ 85.6      $54.8     $21.1
    Foreign................................       41.7       14.4      37.7
                                                ------      -----     -----
                                                $127.3      $69.2     $58.8
                                                ======      =====     =====
Income taxes currently payable:
  United States...........................      $  2.4      $ 1.2     $  .2
  Foreign.................................        19.1        2.9       7.5
                                                ------      -----     -----
                                                  21.5        4.1       7.7
Deferred income taxes:
  Foreign.................................         2.0        7.5       2.2
                                                ------      -----     -----
Income tax provision......................      $ 23.5      $11.6     $ 9.9
                                                ======      =====     =====

          United States taxes include federal and state income taxes. State income taxes were not significant in fiscal 1993 or 1992.

          The following table reconciles the 35%, 35% and 34% statutory United States federal income tax rates for the years ended January 31, 1995, 1994 and 1993, respectively, to the Company's effective tax rates:

Years ended January 31,                          1995       1994      1993
                                                ------     ------    ------

Income tax provision at the
 statutory rate..............................   $ 44.6     $ 24.2    $ 20.0
Increase (decrease) in income tax provision
  attributable to:
    Net effect of foreign tax rates..........      (.8)      (3.4)       .7
    Permanent differences resulting from
      purchase accounting....................      2.2        2.2       4.4
   Translation exchange adjustments..........        -        (.7)     (1.9)
   Operating losses for which no benefit has
     been provided...........................     11.4        9.4       7.3
   Utilization of prior years' net operating
     loss carryforwards......................    (36.5)     (22.4)    (18.2)
   State income taxes and other..............      2.6        2.3      (2.4)
                                                ------     ------    ------
Income tax provision.........................   $ 23.5     $ 11.6    $  9.9
                                                ======     ======    ======
Effective tax rate...........................     18.5%      16.8%     16.8%
                                                ======     ======    ======

  The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities recorded on the balance sheet as of January 31, 1995 and 1994 are as follows:

January 31,                                         1995      1994
                                                   ------    ------
Deferred tax assets:
 Tax loss carryforwards.........................   $129.2    $187.0
 Benefit plans..................................     95.7     103.6
 Liabilities and reserves.......................     26.3       6.4
 Other..........................................      5.8       9.6
                                                   ------    ------
  Gross deferred tax assets.....................    257.0     306.6
  Less: valuation allowance.....................    149.6     191.3
                                                   ------    ------
  Total.........................................    107.4     115.3
                                                   ------    ------

Deferred tax liabilities:
 Fixed assets...................................     88.1      81.3
 Intangible assets..............................     17.0      18.7
 Investments and other..........................     23.8      35.1
                                                   ------    ------
  Total.........................................    128.9     135.1
                                                   ------    ------
  Net deferred tax liability....................   $ 21.5    $ 19.8
                                                   ======    ======

  The valuation allowance results principally from tax operating losses in prior years which diminish the Company's immediate ability to demonstrate that it is more likely than not that future benefits will be realized.

  No provision has been made for United States federal or foreign taxes on that portion of foreign subsidiaries' undistributed earnings ($146.5 million at January 31, 1995) considered to be permanently reinvested. There would have been no United States federal income tax liability had such earnings actually been repatriated due to the Company's existing tax loss carryforwards, however, upon repatriation, certain foreign countries would impose income and withholding taxes, which in the aggregate would be immaterial.

  Deferred income taxes for fiscal 1992 resulted primarily from differences in the depreciation methods used for financial reporting and tax purposes, and certain business acquisition adjustments.

  At January 31, 1995, the Company had net operating loss carryforwards for tax purposes aggregating approximately $359 million. These loss carryforwards, principally in the United States, expire as follows: January 31, 1997 - $54 million; 1998 - $19 million; 1999 - $32 million and 2000 and beyond - approximately $254 million. Applicable tax laws of the United States and other countries may limit utilization of these losses, including United States federal operating loss carryforwards in the amount of $107 million generated by certain subsidiaries prior to their acquisition.

  Cash payments for income taxes were $5.5, $5.1 and $4.8 million for fiscal years 1994, 1993 and 1992, respectively.

5.  PER SHARE DATA

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

  In October 1993, the Company called for redemption all of the outstanding Class I Preferred Stock at a redemption price of $20.00 a share. As each share of Class I Preferred Stock was convertible into .6849 shares of the Company's common stock and as the market price of such common stock was greater than $29.20 per share, substantially all of the holders of such Class I Preferred Stock converted their shares into the Company's common stock in lieu of redemption. As a result of the foregoing, the Company issued 8,085,000 additional shares of common stock. The fully diluted weighted average number of shares of common stock outstanding assumes the conversion had taken place on the first day of fiscal 1993.

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

(Thousands of shares)


Years ended January 31,                  1995       1994      1993
                                        ------     ------    ------
Primary...........................      43,997     36,700    26,264
                                        ======     ======    ======

Fully diluted.....................      44,000     42,753    26,436
                                        ======     ======    ======

6.  MARKETABLE SECURITIES

The cost, gross unrealized gains and losses and fair value of the Company's marketable securities follows:



January 31,                                        1995
                                  -------------------------------------
                                               Gross       Gross
                                          unrealized  unrealized   Fair
                                   Cost        gains      losses  value
                                  -----  -----------  ----------  -----
United States government bonds..  $20.9    $   .1       $ (.5)    $20.5
Corporate bonds.................   21.0         -        (1.3)     19.7
Foreign government bonds........    2.6         -        ( .1)      2.5
                                  -----    ------       -----     -----
                                  $44.5    $   .1       $(1.9)    $42.7
                                  =====    ======       =====     =====


January 31,                                         1994
                                  -------------------------------------
                                             Gross        Gross
                                        unrealized   unrealized    Fair
                                  Cost       gains       losses   value
                                  -----      -----   ----------   -----
United States government bonds..  $15.0       $ .5      $  -      $15.5
Corporate bonds.................   31.4        1.2       (.2)      32.4
Foreign government bonds........    9.8         .3         -       10.1
                                  -----       ----      ----      -----
                                  $56.2       $2.0      $(.2)     $58.0
                                  =====       ====      ====      =====

   At January 31, 1995 the Company's marketable securities generally have contractual maturities that are long-term in nature, the majority of which are due after January 31, 1997.

   During the year ended January 31, 1995 the Company realized $4.2 million of gross gains and $1.8 million of gross losses on $70.1 million of proceeds from sales of available-for-sale securities, with cost computed using the specific identification method.

7.  RECEIVABLES

Receivables are presented net of allowances for doubtful accounts of $5.1 million and $3.9 million at January 31, 1995 and 1994, respectively.

   Credit risk is generally concentrated within the Company's primary business segments. Geographically, such concentrations are principally within the United States and Western Europe. The Company performs ongoing credit evaluations of its customers' financial condition.

8.  OTHER ASSETS AND INTANGIBLES

Other assets and intangibles consist of the following:


January 31,                                         1995      1994
                                                   ------    ------

Goodwill.....................................      $253.1    $225.9

Other........................................       108.7     110.7
                                                   ------    ------

                                                   $361.8    $336.6
                                                   ======    ======

  Other assets and intangibles are presented net of accumulated amortization of $74.0 million and $64.7 million at January 31, 1995 and 1994, respectively.

  The increase in goodwill during the current year is due primarily to the approximately $50 million acquisition of Dorman Diesels Limited, a United Kingdom based manufacturer of high horsepower diesel engines.

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:


January 31,                                         1995      1994
                                                   ------    ------

Accounts payable.............................      $290.2    $279.4

Employee costs...............................        99.9      93.9

Captive reinsurance reserves.................        36.5      44.6

Other accrued liabilities....................       123.9      72.2
                                                   ------    ------

                                                   $550.5    $490.1
                                                   ======    ======

10.  LONG-TERM DEBT

Debt is repayable in United States dollars unless otherwise indicated.



January 31,                                                      1995      1994
                                                               ------    ------
11.375% Senior Notes due November 15, 1998 (a)............     $148.4    $148.0

Bank revolving loan maturing 1997-2000
 interest at Amsterdam Interbank Offered Rate
 plus 1.25% (6.35% at January 31, 1995),
 secured by fixed assets (Netherland Guilders)............       11.7         -

Term loan maturing September 1998
 interest at LIBOR plus 1%, secured by
all assets of the borrowing subsidiary....................          -      23.8

French State loan maturing 1991-98
 interest at 8.0% plus an additional fluctuating
 interest charge or credit based on cash flow.............          -       7.1

Other (b).................................................        5.6      12.2
                                                               ------    ------

Total debt................................................      165.7     191.1

Less:  current portion of long-term debt..................        2.3       5.6
                                                               ------    ------

Long-term debt............................................     $163.4    $185.5
                                                               ======    ======

(a) Varity's 11.375% Senior Notes due November 15, 1998 are redeemable at the option of the Company, in whole or in part, at any time on or after November 15, 1996, at 100% of the principal amount thereof plus accrued interest to the date of redemption. The related indenture, among other things, restricts the Company and its subsidiaries' ability to make certain cash distributions, requires minimum levels of net worth, as defined, places restrictions on the use of proceeds from asset sales and limits the incurrence of additional indebtedness. See Note 14(b) (ii).

(b) In connection with the Company's equity offering in June 1993, as described in Note 5, various indebtedness was retired, including certain debentures subject to early redemption premiums, which combined with the write-off of related unamortized debt issuance costs, resulted in an extraordinary loss of $1.7 million.

(c) Certain of the Company's loan agreements provide for financial covenants affecting the Company and its principal subsidiaries. These covenants relate to such matters as the maintenance of specified financial ratios and minimum net worth. Certain loan agreements also contain cross-default provisions. At January 31, 1995 the Company and each of its subsidiaries were in compliance with their financial covenants. Management expects that the Company and each of its subsidiaries will remain in compliance during the year ending January 31, 1996.

(d) As of January 31, 1995, debt maturities for long-term debt during the next five fiscal years are as follows: 1995 - $2.3 million; 1996 - $2.5 million; 1997
- - $3.8 million; 1998 - $152.0 million and 1999 and thereafter - $5.1 million.

(e) The Company maintains various short-term credit facilities with lenders in certain countries for which related amounts outstanding are classified as notes payable in the consolidated financial statements. These credit facilities are generally restricted only in terms of a predefined maximum utilization and are subject to renewal annually or ongoing lender review. Certain facilities are secured by assets of the respective subsidiaries. The facilities bear interest at rates ranging from 7.0% to 10.5% at January 31, 1995. The weighted-average interest rate of the facilities outstanding at January 31, 1995 and 1994 is 8.4% and 6.9%, respectively.

  Unused long-term and short-term lines of credit at January 31, 1995 were $139.0 million and $100.7 million, respectively (January 31, 1994 - $97.6 million and $51.5 million, respectively). Approximately $525 million of consolidated assets secure such lines at January 31, 1995.

(f) Interest, net includes interest income of $4.7, $6.3 and $7.0 million for fiscal 1994, 1993 and 1992, respectively. Cash payments of interest were $23.3, $37.8 and $98.4 million for fiscal 1994, 1993 and 1992, respectively.

(g) Subsidiaries' debt agreements have financial covenants which may, in certain circumstances, restrict approximately $570 million of subsidiaries' net assets from being loaned, advanced or dividended to the Company.

(h) During fiscal 1992 the Company's wholly-owned subsidiary, Dayton Walther, called its 14% Senior Subordinated Notes. The redemption premium and write-off of related unamortized debt issuance costs resulted in an extraordinary loss of $6.4 million.

11.  OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:


January 31,                                             1995        1994
                                                      ------      ------
Accrued employee benefits other than pension......    $194.0      $180.4
Accrued pension cost..............................      47.3       110.2
Deferred tax liabilities..........................      30.8        28.3
Other.............................................      48.5        60.8
                                                      ------      ------
                                                      $320.6      $379.7
                                                      ======      ======

12.  PENSION BENEFITS

The Company and its subsidiaries have established pension plans in the principal countries where they operate. The majority of its employees are covered by either government or Company sponsored pension plans. Most of the Company's defined benefit plans provide pension benefits that are based on the employee's highest average eligible compensation. Plan assets consist primarily of exchange-listed stocks and bonds. The Company's funding policy is to contribute at least the amount required by law in the various jurisdictions in which the pension plans are domiciled. During the year ended January 31, 1995, the Company made approximately $63 million of additional contributions to its underfunded pension plans in excess of the minimum amount required by law.

  Pension expense consists of the following:



Years ended January 31,                            1995     1994     1993
                                                -------  -------  -------
Service cost for the year...................    $  8.5   $  7.7   $ 10.9
Interest cost on projected benefit
 obligation.................................      41.4     45.1     53.4
Actual return on plan assets................      (5.2)   (85.2)   (26.3)
Net amortization and deferral...............     (30.7)    46.7    (17.1)
                                                ------   ------   ------
Net pension expense.........................    $ 14.0   $ 14.3   $ 20.9
                                                ======   ======   ======

  As a result of the sale of its farm equipment business in fiscal 1994, the Company incurred $32.5 million of curtailment and settlement losses in connection with pension benefit obligations related to former North American Massey Ferguson employees. Such losses are included in the gain on sale of discontinued operation within the consolidated statement of operations and not in the table above.

  In connection with the fiscal 1992 divestitures of certain non-core businesses, the Company recognized $4.6 million of curtailment and settlement losses which are included in the net amortization and deferral component of net pension expense for that year.

 The funded status of pension plans is as follows:


January 31,                                                              1995          1994
                                                     -------------------------  ------------------------
                                                     UNDERFUNDED   OVERFUNDED   Underfunded   Overfunded
                                                        PLANS         PLANS        plans         plans
                                                     ------------  -----------  ------------  ----------
Accumulated benefit obligation:
  Vested benefit obligation......................         $ 66.5      $ 368.3       $ 284.8      $ 246.8
  Nonvested benefit obligation...................            3.6         15.6          16.1          4.4
                                                          ------      -------       -------      -------
                                                           $70.1       $383.9       $ 300.9      $ 251.2
                                                          ======      =======       =======      =======
Projected benefit obligation.....................         $ 78.1      $ 410.3       $ 309.2      $ 279.5
Plan assets at market value......................          (21.8)      (419.4)       (188.6)      (297.4)
                                                          ------      -------       -------      -------

Projected benefit obligation
  in excess of (less than) plan assets...........           56.3         (9.1)        120.6        (17.9)
Unrecognized net gains (losses)..................            3.8        (32.6)        (30.1)        (7.2)
Unrecognized transition assets (liabilities).....          (12.0)         2.3         (12.3)         6.5
Additional minimum liability recognized..........            6.9            -          33.9            -
                                                          ------      -------       -------      -------

Pension costs accrued (prepaid)
  in the consolidated balance sheets.............         $ 55.0      $ (39.4)      $ 112.1      $ (18.6)
                                                          ======      =======       =======      =======

  As a result of the Company's settlement of its pension benefit obligations related to former North American Massey Ferguson employees, such obligations are not included in the table above as of January 31, 1995.

  The fiscal 1994 additional minimum pension liability is a non-cash item which is offset by an intangible asset of $6.4 million and a direct reduction in stockholders' equity of $.5 million (corresponding offsets in fiscal 1993 were $7.2 million and $26.7 million, respectively). The Company's consolidated direct reduction in stockholders' equity also includes a component for equity investee Hayes Wheels' additional minimum liability.

  The actuarial assumptions used to develop pension expense reflect prevailing economic conditions and interest rate environments of the different countries wherein the respective pension plans are domiciled. For the three years ended January 31, 1995, the annual discount rates range from 7.5% to 9.5% (8.25% in fiscal 1994 for plans domiciled in the United States), the remuneration increases range from 4.0% to 8.0% and the expected annual long-term rates of return on assets range from 8.25% to 11.0%.

13.  OTHER POSTRETIREMENT BENEFITS

Effective February 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as described in Note
3. This standard requires that the cost of postretirement benefits, primarily health care benefits, be recognized over employees' active working lives. In prior years, these costs were expensed as paid. The Company will continue to follow its policy of funding postretirement benefits when due.

  The Company provides medical and group life benefits to substantially all North American retirees, including retirees of the divested farm equipment business who elect to participate in the Company's medical and group life plans. Medical plan contributions of the participating employees are adjusted periodically; the life insurance plan is non-contributory.

 The components of postretirement benefits expense are as follows:


Years ended January 31,                                            1995   1994
                                                                  -----  -----
Service cost - benefits earned during the period................  $ 3.0  $ 2.0
Interest cost on accumulated postretirement benefit obligation..   17.5   17.6
Amortization of actuarial losses................................     .5      -
                                                                  -----  -----
Postretirement benefit expense..................................  $21.0  $19.6
                                                                  =====  =====

  The recorded actuarial liabilities for postretirement benefits, including those previously recorded in connection with the fiscal 1989 acquisition of K-H Corporation (the parent of Kelsey-Hayes Company), are as follows:


January 31,                                         1995     1994
                                                  --------  -------
Accumulated postretirement benefit obligation:
  Retirees......................................   $190.7   $184.1
  Fully eligible active participants............     18.3     30.1
  Other active participants.....................     27.9     15.1
                                                   ------   ------
                                                    236.9    229.3
Unrecognized net loss...........................    (21.7)   (31.1)
                                                   ------   ------
Accrued postretirement benefit liability........   $215.2   $198.2
                                                   ======   ======

  The assumed fiscal 1995 health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9% and was further assumed to decrease by 1% per annum to an ultimate rate of 6%. An increase in the assumed health care cost trend rate of 1 percentage point per year would increase the accumulated postretirement benefit obligation as of January 31, 1995 by approximately $19.6 million and the aggregate of the service and interest cost components of postretirement benefit expense for the year then ended by approximately $2.0 million. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.34% and 7.67% as of January 31, 1995 and 1994, respectively.

  During the year ended January 31, 1993, $13.5 million was charged to expense with respect to health care claims and life insurance premiums for retired employees based on the Company's previous cash-based method of accounting for these costs.

14.  STOCKHOLDERS' EQUITY

(a) Authorized, Issued and Outstanding Stock

The Company is authorized to issue the following shares of stock:

(i) Class I Stock:

50,000,000 shares authorized, par value $.01 per share, issuable in series. Two series had been designated: 11,816,309 shares were designated as U.S. $1.30 Senior Cumulative Redeemable Convertible Exchangeable Preferred Class I Stock, Series A, par value $.01 per share; and 11,816,309 shares were designated as U.S. $1.30 Senior Cumulative Redeemable Convertible Exchangeable Preferred Class I Stock, Canadian Series A, stated value $5.00 per share (collectively, the Class I Preferred Stock). In October 1993 the Company called for redemption all of the previously outstanding shares of Class I Preferred Stock (see Note 5).
No shares of Class I Stock are designated or outstanding at January 31, 1995.

(ii) Class II Stock:

50,000,000 shares authorized, par value $.01 per share, issuable in series. Currently, one series of 2,001,000 shares has been designated the Cdn. $1.625 Cumulative Redeemable Convertible Exchangeable Preferred Class II Stock, Series A (Class II Preferred Stock). As of January 31, 1995, 2,001,000 shares of Class II Preferred Stock were outstanding.

  The holders of the Class II Preferred Stock are entitled to receive, as and when declared by the Board of Directors, fixed, cumulative, preferential dividends at an annual rate of Canadian $1.625 per share, payable quarterly.

  The Class II Preferred Stock is junior to the Class I Stock in dividend and liquidation rights. Each share is convertible at any time into common stock at a conversion price of Canadian $75 per share of common stock (equivalent to .3333 shares of common stock per share of Class II Preferred Stock), subject to adjustment under certain conditions. Shares are redeemable at the Company's option. Each share is redeemable at, and has a liquidation value of, Canadian
$25 plus accrued and unpaid cumulative dividends.   Holders of Class II
Preferred Stock have voting rights limited to a fractional vote per share. The fraction is determined by dividing 5% of the total number of shares of common stock entitled to vote by the total number of shares of Class II Preferred Stock entitled to vote.

(iii) Class III Stock:

50,000,000 shares authorized, par value $.01 per share, issuable in series. No series has been designated or issued.

(iv) Special Purpose Preferred Stock:

9,000,000 shares of U.S. $1.30 Redeemable Reset Special Purpose Preferred Stock authorized, par value $.01 per share, were issued for Canadian tax purposes in connection with the reincorporation of the Company from Canada to the United States in 1991. The shares do not have any financial impact on the Company. At January 31, 1995, 8,160,000 shares of this stock were outstanding and held by a wholly-owned subsidiary of the Company. These shares pay dividends at an annual rate of $1.30 per share, have no voting rights, and have a redemption and liquidation value of $20 per share. The shares are junior to the Class I Stock, Class II Stock and Class III Stock and are entitled to preference over the common stock as to dividends and the distribution of assets in the event of a liquidation of the Company.

(v) Common Stock and Options:

150,000,000 shares authorized, par value $.01 per share.

  During the second half of fiscal 1994 the Company commenced a common stock repurchase program which resulted in the repurchase of 2,329,500 shares of previously outstanding common stock. The Company will continue the periodic repurchase of up to 4.5 million shares of its common stock as conditions warrant. As a result of this program, 41,660,653 common shares were outstanding at January 31, 1995.

  During fiscal 1992, $6.2 million of common stock was issued pursuant to the termination of the Performance Equity Plan in a non-cash transaction.

  Under the Shareholder Value Incentive Plan, the Company may from time to time grant options to purchase common stock at a specified price per share but not less than market value at the date of grant. Commencing in fiscal 1993, the substantial majority of such grants have been at a significant premium (29%-35%) to market value as of the grant date. The following table summarizes common stock option activity during each of the years in the three year period ended January 31, 1995:


                                               (Thousands of shares)

Years ended January 31,                          1995    1994   1993
                                               ------  ------  -----
Options outstanding, beginning of period..     1,502     851    696
Granted...................................       773     980    837
Exercised (1).............................       (34)   (273)   (67)
Expired or cancelled......................       (33)    (56)  (615)
                                               -----   -----   ----
Options outstanding, end of period (2)....     2,208   1,502    851
                                               =====   =====   ====

(1) Options have been exercised at average prices of $24.53, $15.50 and $11.59 for fiscal 1994, 1993 and 1992, respectively.

(2) Options to purchase 1,314,000, 586,000 and 837,000 common shares were exercisable at January 31, 1995, 1994 and 1993, respectively. Options outstanding at January 31, 1995 were exercisable at prices ranging from $11.59 to $58.75 ($11.59 to $81.40 at January 31, 1994 and 1993).

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

        (2) redeem, purchase or make any capital distribution in respect of any equal or junior ranking shares; or

        (3) issue any additional shares ranking as to capital or dividends prior to or in parity with these shares.

  As of January 31, 1995, all dividends payable on the Class II Preferred Stock have been paid or set aside for payment.

(ii) The indenture governing the Company's 11.375% Senior Notes due in 1998 limits the Company's ability to make certain cash distributions to its stockholders. As of January 31, 1995, the Company could pay up to approximately $352 million of cash dividends on its common stock under the most restrictive dividend covenant in such indenture.

15.  CONTINGENT LIABILITIES AND COMMITMENTS

(a) Sale of Massey Ferguson

Pursuant to the Massey Ferguson purchase and sale agreement, the Company remains responsible for certain contingent liabilities of its former farm machinery business, principally product liability, taxes and environmental claims.

  The total contingent liability, if any, may not exceed, in the aggregate, an amount as pre-defined in the agreement. The Company believes it made adequate provisions at the time of the sale for contingent liabilities relating to the farm machinery business and intends to fulfill its obligations under the purchase and sale agreement.

(b) Investment in Hayes Wheels

The Company currently owns 46.3% of Hayes Wheels. If such ownership becomes less than 40%, the Company is required to offer to replace existing creditors under the current Hayes Wheels revolving credit agreement.

(c) Capital Expenditure Programs

Approved capital expenditure programs outstanding at January 31, 1995 approximated $102.0 million, including capital commitments of approximately $56.0 million.

(d) Discounted Obligations

The Company has contingent liabilities relating to accounts receivable discounted, bills guaranteed and similar obligations amounting to $4.5 million and $3.8 million at January 31, 1995 and 1994, respectively.

(e) Leases

The Company leases certain property and equipment under noncancellable operating leases. Payments due under these leases during the next five fiscal years and thereafter are as follows: 1995 - $14.5 million; 1996 - $13.0 million; 1997 - $9.6 million; 1998 - $4.1 million; 1999 - $2.4 million and $37.6 million thereafter.

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

16.  FINANCIAL INSTRUMENTS

Derivative financial instruments are utilized by the Company to reduce the risks associated with changes in interest rates and foreign exchange rates. The Company does not hold or issue financial instruments for trading purposes.

  The Company has entered into interest rate swaps totalling 50 million pounds sterling (notional amount) which expire in September 1998, to manage its exposure to increases in interest rates on its LIBOR based, floating-rate long-term revolving credit facility. The notional amount of the swaps (approximately $79 million) represents an approximation of the average expected outstanding balance under the associated credit facility. The agreement enables the Company to make a constant, fixed interest payment regardless of any fluctuation in the underlying credit facility's contractual floating interest rate. Quarterly stabilization payments are either made to (or by) the Company from (or to) Chase Manhattan Bank N.A. to effect a constant annualized net expense of 6.37% of the notional amount plus the spread over LIBOR required under the associated credit facility.

  The Company also enters into forward exchange contracts to hedge certain firm sales commitments, net of offsetting purchases, denominated in foreign currencies. In addition, forward exchange contracts are entered into for a portion of anticipated sales commitments, net of anticipated purchases, expected to be denominated in foreign currencies. The purpose of such foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from the sale of products to foreign customers (net of purchases from foreign suppliers) will be adversely affected by fluctuations in exchange rates. At January 31, 1995, the Company had $84.8 million of forward exchange contracts outstanding, primarily to exchange dollars and various European currencies for pound sterling (approximately $90.8 million at January 31, 1994). Substantially all contracts mature within a period of six months. Gains and losses on forward exchange contracts in connection with firm commitments that are designated and effective as hedges of such transactions are deferred and recognized in income in the same period as the hedged transactions. At January 31, 1995, less than $.5 million of unrecognized net losses were deferred on such contracts. Gains and losses on forward exchange contracts in connection with anticipated transactions are marked to market monthly with the resulting gain or loss recognized immediately in the consolidated statement of operations.

  The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swaps and the forward exchange contracts. The Company does not anticipate nonperformance by any counterparty. The amount of such exposure is the amount owed to the Company, if any, related to the swaps and the deferred gains, if any, related to the forward exchange contracts.

17.  NON-RECURRING GAIN

During the fourth quarter of fiscal 1992, the wheels business of Kelsey-Hayes was reorganized as Hayes Wheels and the non-wheel businesses and assets of Kelsey-Hayes, principally its automotive brake systems business, were transferred to, and the liabilities related thereto were assumed by, a newly-formed, wholly-owned subsidiary of the Company.

  The Company reduced its ownership percentage in Hayes Wheels to 46.3% through a public offering of approximately 9.4 million common shares by Hayes Wheels in December, 1992. Subsequent to the closing date of the offering, the Company has accounted for its investment in Hayes Wheels on the equity method of accounting (see Note 19 for summarized financial information).

  The proceeds to Hayes Wheels from the offering at $19 per share, after deducting commissions and related expenses, were approximately $162.0 million. The Company recognized a non-cash gain from this transaction amounting to $17.3 million which reflects the net increase in value of the Company's investment in Hayes Wheels at that date. In accordance with SFAS No. 96, no provision for taxes was made at the time of the transaction with respect to the gain due to the Company's existing tax loss carryforwards. An appropriate liability for such deferred taxes was recognized at the time of adoption of SFAS No. 109.

18.  BUSINESS SEGMENT INFORMATION

The principal industry segments and geographic regions in which the Company operates are set forth below. The automotive products segment manufactures and sells brake systems and other components primarily to the original equipment manufacturers (OEMs) of the motor vehicle industry. Prior to the sale of a majority ownership in Hayes Wheels, this segment also included the manufacture and sale of aluminum and steel wheels to OEMs and the aftermarket. In fiscal 1994, this segment had sales to two domestic OEM customers that individually comprised more than 10% of consolidated total sales and revenues. The fiscal 1994 sales to these customers were $491 million and $467 million, respectively (the amounts related to these customers in fiscal 1993 were $396 million and $358 million, respectively and in fiscal 1992 were $421 million and $393 million, respectively). The engines segment manufactures and sells multi-cylinder, multi-purpose diesel engines. "Other" consists of the hydraulic components business.

INDUSTRY SEGMENT


                                            Auto-                    Adjustments
                                 Fiscal    motive                            and
                                  years  products  Engines  Other   eliminations    Consolidated
                                 ------  --------  -------  -----   ------------   -------------
Sales to and revenues from
  unaffiliated customers.....      1994   $1,373    $841     $ 54      $    -         $2,268
                                   1993    1,149     631       47           -          1,827
                                   1992    1,516     668       50           -          2,234

Intersegment sales to
  discontinued operation.....      1994        -      20        1         (21)             -
                                   1993        -      71        3         (74)             -
                                   1992        -      76       10         (86)             -

Total sales and revenues.....      1994    1,373     861       55         (21)         2,268
                                   1993    1,149     702       50         (74)         1,827
                                   1992    1,516     744       60         (86)         2,234

Operating income (loss) (1)..      1994      116      69       (1)          -            184
                                   1993       90      46       (2)          -            134
                                   1992      133      42       (5)          -            170

Identifiable assets (2)......      1994    1,010     454       28           -          1,492
                                   1993      929     346       28           -          1,303
                                   1992      937     343       32           -          1,312

Depreciation and
  amortization...............      1994       51      20        3           -             74
                                   1993       41      16        3           -             60
                                   1992       69      21        3           -             93

Capital expenditures.........      1994      124      30        1           -            155
                                   1993      113      17        3           -            133
                                   1992       66      18        2           -             86

GEOGRAPHIC SEGMENT


                                                                 Adjustments
                              Fiscal  United                             and
                              years   States  Europe     Other  eliminations   Consolidated
                              ------  ------  ------  --------  ------------   ------------
Sales to and revenues from
  unaffiliated customers....    1994  $1,266    $874      $128     $    -        $ 2,268
                                1993   1,056     666       105          -          1,827
                                1992   1,245     915        74          -          2,234

Intersegment sales to
  discontinued operation....    1994       -      21         -        (21)             -
                                1993       -      74         -        (74)             -
                                1992       -      86         -        (86)             -

Total sales and revenues....    1994   1,266     895       128        (21)         2,268
                                1993   1,056     740       105        (74)         1,827
                                1992   1,245   1,001        74        (86)         2,234

Operating income (1)........    1994     124      48        12          -            184
                                1993      93      33         8          -            134
                                1992     103      59         8          -            170

Identifiable assets (2).....    1994     907     504        81          -          1,492
                                1993     835     387        81          -          1,303
                                1992     817     453        42          -          1,312

Reconciliation to consolidated financial statements:


Fiscal years                                                     1994          1993         1992
                                                              -------      --------      -------

(1) Operating income................                          $   184        $  134       $  170
    Interest expense, net.....................                    (23)          (32)         (99)
    General and corporate expense, net (a)....                    (34)          (33)         (12)
                                                              -------      --------      -------
    Income before income taxes, earnings of
      associated companies, discontinued operation,
      extraordinary loss and cumulative effect of
      changes in accounting principles                        $   127        $   69       $   59
                                                              =======      ========      =======

(2) Identifiable assets.............                          $ 1,492        $1,303       $1,312
    Investments.....................................              103            94          103
    Corporate assets................................              229           143          166
    Net assets of discontinued operation............                -           220          224
                                                              -------      --------      -------

                                                              $ 1,824        $1,760       $1,805
                                                              =======      ========      =======

(a) Includes exchange adjustments, non-recurring gain and general corporate expense net of miscellaneous income.

19.  INVESTMENTS IN ASSOCIATED AND OTHER COMPANIES

Varity's investments in associated and other companies as of January 31, 1995 and 1994 consists primarily of its 46.3% interest in Hayes Wheels. During fiscal 1994 and 1993 the Company received dividends of $.5 million each year from Hayes Wheels. No dividends were received during fiscal 1992. As of January 31, 1995, the Company's investment in Hayes Wheels, a publicly traded company, had a market value of approximately $130 million.

          Varity's consolidated statement of operations for fiscal 1992 includes 100% of the revenues and expenses of Hayes Wheels prior to the completion of the public offering as described in Note 17.

          Summarized financial information of these investee companies, including Hayes Wheels prior to the deconsolidation, is presented below:

STATEMENTS OF OPERATIONS

Years ended January 31,                                             1995     1994     1993
                                                                  ------   ------  -------
Net sales and revenues........................................    $537.6   $428.2   $408.7
Cost of goods sold............................................     441.4    344.4    336.4
                                                                  ------   ------   ------
Gross profit..................................................      96.2     83.8     72.3
Other costs and expenses......................................      46.3     41.6     64.5
                                                                  ------   ------   ------
Income before taxes and cumulative effect of
   changes in accounting principles...........................      49.9     42.2      7.8
Income tax provision..........................................     (20.0)   (17.6)    (4.2)
                                                                  ------   ------   ------
Income before cumulative effect of changes
   in accounting principles...................................      29.9     24.6      3.6
Cumulative effect of changes in accounting principles (1).....         -    (24.6)       -
                                                                  ------   ------   ------
Net income....................................................    $ 29.9   $    -   $  3.6
                                                                  ======   ======   ======

(1) Primarily relates to an investee company's adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

BALANCE SHEETS


January 31,                               1995    1994
                                        ------  ------
Current assets......................    $157.6  $113.7
Fixed assets........................     285.7   268.9
Other...............................     146.3   145.0
                                        ------  ------
                                        $589.6  $527.6
                                        ======  ======

Current liabilities.................    $130.5  $108.0
Non-current liabilities.............     242.6   234.8
Shareholders' equity................     216.5   184.8
                                        ------  ------
                                        $589.6  $527.6
                                        ======  ======

  Certain investees' indebtedness restrict approximately $190 million of investee net assets from being loaned, advanced or dividended to the Company by such investees.

  Varity's consolidated deficit at January 31, 1995 and 1994 includes $13.0 million and $.2 million, respectively, of undistributed earnings of the above investees.

20.  KELSEY-HAYES

Effective November 30, 1989, the Company acquired K-H Corporation ("K-H", formerly Fruehauf Corporation). K-H, through its wholly-owned subsidiary Kelsey-Hayes Company (Kelsey-Hayes), is a leading manufacturer of brake systems and other components for passenger cars and light trucks.

  The following table presents summarized consolidated financial information for Kelsey-Hayes, which comprises a substantial portion of the automotive products segment.

(i)  Balance Sheets



January 31,                                            1995    1994
                                                   --------  ------

Current assets...................................  $  198.8  $184.0
Non-current assets...............................     636.0   579.5
                                                   --------  ------
                                                   $  834.8  $763.5
                                                   ========  ======


Current liabilities..............................  $  190.9  $182.0
Non-current liabilities..........................      73.2   126.8
Stockholder's equity.............................     570.7   454.7
                                                     ------  ------
                                                   $  834.8  $763.5
                                                   ========  ======

(ii)  Statements of Operations


Years ended January 31,                                1995    1994    1993
                                                   --------  ------  ------
Net sales........................................  $1,126.9  $920.2  $895.0
Gross profit.....................................  $  201.1  $159.9  $146.0
Income before extraordinary loss and cumulative
   effect of changes in accounting principles....  $   75.8  $ 53.2  $  7.4
Net income.......................................  $   75.8  $ 36.3  $  7.4

Independent Auditors' Report



THE BOARD OF DIRECTORS AND STOCKHOLDERS
VARITY CORPORATION:



We have audited the consolidated financial statements of Varity Corporation and subsidiaries listed in Item 14(a)(1) of the Annual Report on Form 10-K for the fiscal year 1994. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in
Item 14(a)(2) of the Annual Report on Form 10-K for the fiscal year 1994. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Varity Corporation and subsidiaries as of January 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 3 of the Notes to Consolidated Financial Statements, in the year ended January 31, 1994, the Company changed its methods of accounting for income taxes to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," postretirement benefits to adopt the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," postemployment benefits to adopt the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," and marketable securities to adopt the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."


                                          /s/ KPMG Peat Marwick LLP

Buffalo, New York
February 28, 1995

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

February 28, 1995


/s/ Victor Rice


Victor Rice
Chief Executive Officer


/s/ J.A. Gilroy


J.A. Gilroy
Chief Operating Officer


/s/ N.D. Arnold


N. D. Arnold
Senior Vice President
Chief Financial Officer

SUPPLEMENTARY INFORMATION
(Unaudited)

QUARTERLY CONDENSED UNAUDITED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JANUARY 31, 1995 AND 1994 ARE PRESENTED BELOW. (1)
- -------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions except per share amounts)               1994 QUARTERS                           1993 QUARTERS
                                                  -------------------------------------    ------------------------------------
                                                     1         2         3         4          1         2         3        4
                                                  ------     ------    ------    ------    -------    ------    ------   ------
Total sales and revenues......................... $505.8     $517.4    $605.0    $639.6    $ 455.6    $422.4    $463.2   $486.2
                                                  ------     ------    ------    ------    -------    ------    ------   ------
Gross profit..................................... $ 88.8      $91.7    $108.6    $121.0    $  78.2    $ 72.2    $ 79.0   $ 83.1
Expenses.........................................   63.4       67.7      72.2      79.2       63.6      59.2      59.4     64.0
Other (income) expense, net......................   (0.8)       0.8       0.2       0.1          -      (0.3)      0.1     (2.7)
Income tax provision.............................    4.6        3.8       6.9       8.2        2.3       2.8       3.0      3.5
Equity in earnings  of associated
   companies.....................................   (3.4)      (3.4)     (3.4)     (3.1)      (2.8)     (2.6)     (2.4)    (3.7)
                                                  ------     ------    ------    ------    -------    ------    ------   ------
Income before discontinued operation,
   extraordinary loss and
   cumulative effect of changes
   in accounting principles......................   25.0       22.8      32.7      36.6       15.1      13.1      18.9     22.0
Earnings (loss) from discontinued
   operation.....................................    4.4          -         -         -       (4.1)      3.0       3.3      5.0
Gain on sale of discontinued
   operation.....................................      -       23.2         -         -          -         -         -        -
                                                  ------     ------    ------    ------    -------    ------    ------   ------
Income before extraordinary
   loss and cumulative effect of
   changes in accounting principles..............   29.4       46.0      32.7      36.6       11.0      16.1      22.2     27.0
Extraordinary loss (2)...........................      -          -         -         -          -      (1.7)        -        -
Cumulative effect of changes in
   accounting principles (3).....................      -         -          -        -      (146.1)        -         -        -
                                                  ------     ------    ------    ------    -------    ------    ------   ------
Net income (loss)................................ $ 29.4     $ 46.0    $ 32.7    $ 36.6    $(135.1)   $ 14.4    $ 22.2   $ 27.0
                                                  ======     ======    ======    ======    =======    ======    ======   ======
Per share data (4):

Before discontinued operation,
   extraordinary loss and
   cumulative effect of changes
   in accounting principles:
     Primary..................................... $ 0.55     $ 0.50    $ 0.73    $ 0.84    $  0.33    $ 0.25    $ 0.49   $ 0.48
     Fully diluted............................... $ 0.55     $ 0.50    $ 0.73    $ 0.84    $  0.33    $ 0.25    $ 0.41   $ 0.48

Before extraordinary loss and
   cumulative effect of changes in
   accounting principles:
     Primary.....................................  $ 0.65    $ 1.02    $ 0.73    $ 0.84    $  0.20    $ 0.34    $ 0.58   $ 0.59
     Fully diluted...............................  $ 0.65    $ 1.02    $ 0.73    $ 0.84    $  0.20    $ 0.34    $ 0.49   $ 0.59

Net income  (loss):
     Primary.....................................  $ 0.65    $ 1.02    $ 0.73    $ 0.84    $ (4.50)   $ 0.29    $ 0.58   $ 0.59
     Fully diluted...............................  $ 0.65    $ 1.02    $ 0.73    $ 0.84    $ (4.50)*  $ 0.29    $ 0.49   $ 0.59

* Anti-dilutive

(1) As a result of the fiscal 1994 sale of the farm equipment segment, as described in Note 1 to the Consolidated Financial Statements, prior year financial data has been restated to conform to the current year presentation of the farm equipment segment as a discontinued operation.
(2) The fiscal 1993 second quarter extraordinary loss arose on the early extinguishment of debt as described in Note 10 to the Consolidated Financial Statements.
(3) Primarily relates to the Company's adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective February 1, 1993, as described in Note 3 to the Consolidated Financial Statements.
(4) Per share calculations for each of the quarters is based on the weighted average number of shares outstanding for each period; the sum of the quarters may not necessarily be equal to the full year per share amount.

FINANCIAL STATISTICS (1)
(Unaudited)

(Dollars in millions except per share amounts)
- ------------------------------------------------------------------------------------------------------------------------------------
Fiscal years                                                                             1994     1993    1992(2)    1991      1990
- --------------------------------------------------------------------------------   ----------   ------    ------   ------    ------
SUMMARY OF OPERATIONS
Total sales and revenues.........................................................  $    2,268    1,827     2,234    2,037     2,232
Gross profit.....................................................................  $      410      313       397      323       421
Net expenses (excluding interest)................................................  $      259      212       239      243       260
Interest expense (net)...........................................................  $       23       32        99      101        94
Losses on sales and other restructuring charges..................................  $        -        -         -       64         8
Income tax provision.............................................................  $       24       12        10       11        18
Equity in earnings of associated companies.......................................  $       13       12         1       -         -
Income (loss) before discontinued operation, extraordinary loss
    and cumulative effect of changes in accounting principles....................  $      117       69        50      (96)       41
Earnings (loss) from discontinued operation......................................  $        5        7       (16)     (82)       53
Gain on sale of discontinued operation...........................................  $       23        -         -        -         -
Extraordinary loss (3)...........................................................  $        -       (2)       (7)       -         -
Cumulative effect of changes in accounting principles............................  $        -     (146)        -        -         -
Net income (loss)................................................................  $      145      (72)       27     (178)       94
Preferred stock dividends........................................................  $        2       10        19       19        18
                                                                                   ----------   ------    ------   ------    ------

FINANCIAL CONDITION
Working capital..................................................................  $      178      244       (46)    (118)      (95)
Additions to fixed assets .......................................................  $      155      136        89       98        98
Depreciation and amortization....................................................  $       78       65        99       92        85
Total assets.....................................................................  $    1,824    1,760     1,805    2,521     2,756
                                                                                   ----------   ------    ------   ------    ------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current..........................................................................  $      556      564       663      934       999
Other............................................................................  $      484      565       593    1,092     1,037
Stockholders' equity.............................................................  $      784      631       549      495       720
Return on closing total stockholders' equity.......................................      18.5 %  (11.3)      4.9    (36.0)     13.1
                                                                                   ----------   ------    ------   ------    ------

AS A PERCENT OF SALES AND REVENUES
Cost of goods sold.................................................................      81.9 %   82.9      82.2     84.1      81.1
Gross profit.......................................................................      18.1 %   17.1      17.8     15.9      18.9
Marketing, general and administration..............................................       7.8 %    8.2       8.6      8.4       8.2
Engineering and product development................................................       3.9 %    3.6       2.9      3.0       2.9
Net income (loss)..................................................................       6.4 %   (3.9)      1.2     (8.7)      4.2
                                                                                   ----------   ------    ------   ------    ------

PER COMMON SHARE
Total sales and revenues.........................................................  $    51.54    49.79     85.06    81.63     89.55
Income (loss) before discontinued operation, extraordinary loss
    and cumulative effect of changes in accounting principles....................  $     2.61     1.60      1.18    (4.57)     0.93
Net income (loss)................................................................  $     3.24    (2.23)     0.32    (7.87)     3.06
New York Stock Exchange quotes:(4)
    High.........................................................................  $    50.13    47.88     30.25    28.75     33.75
    Low..........................................................................  $    33.00    25.75     12.13    10.50     16.25
                                                                                   ----------   ------    ------   ------    ------

STOCKHOLDERS/EMPLOYEES (AT YEAR END)
Stockholders       - Common......................................................      19,538   21,544    33,054   34,237    41,464
                   - Preferred...................................................           4        8       573      419       361
Employees........................................................................      10,511   13,110    14,026   17,523    18,731
Common stock outstanding (thousands) (4).........................................      41,661   43,957    30,999   24,988    24,930
Preferred stock outstanding (thousands)..........................................       2,001    2,001    13,807   13,807    13,817
                                                                                   ==========   ======    ======   ======    ======

(1) As a result of the fiscal 1994 sale of the farm equipment segment, as described in Note 1 to the Consolidated Financial Statements, prior years' financial data has been restated to conform to the current year presentation of the farm equipment segment as a discontinued operation.
(2) Amounts reported for fiscal 1992 reflect the sale of a majority ownership of Hayes Wheels.
(3) Extraordinary loss for fiscal 1993 and 1992 consist of $1.7 million and $6.4 million, respectively, associated with the early extinguishment of debt.
(4) Amounts have been restated to reflect the one for 10 reverse stock split as of the earliest period presented.

SALES AND REVENUES STATISTICS (1)
(Unaudited)

(Dollars in millions)

- ---------------------------------------------------------------------------------------------------------------------------
Fiscal years                                                        1994        1993        1992        1991        1990
                                                                    ----        ----        ----        ----        ----
                                                % OF TOTAL AMOUNT     $           $           $           $           $
                                                -----------------   ----        ----        ----        ----        ----
NET SALES AND REVENUES BY MARKETS
North America
    United States...............................        60.6        1,373.1     1,133.3     1,113.8     1,008.1     1,144.9
    Canada......................................         3.2           73.0        64.8       189.2       141.6       131.0
                                                       -----        -------     -------     -------     -------     -------
Total...........................................        63.8        1,446.1     1,198.1     1,303.0     1,149.7     1,275.9
                                                       -----        -------     -------     -------     -------     -------
Europe
    United Kingdom..............................        18.0          408.6       328.2       342.2       337.1       371.5
    France......................................         2.9           65.0        34.3        57.6        51.1        66.3
    Italy.......................................         2.7           61.7        46.5       134.7       138.4       144.0
    Germany.....................................         2.6           57.8        44.7       142.0       118.1       117.3
    Scandinavia.................................         1.4           31.5        14.4        10.7        10.6        14.0
    Other.......................................         1.4           32.3        55.9        48.1        52.7        38.6
                                                       -----        -------     -------     -------     -------     -------
Total...........................................        29.0          656.9       524.0       735.3       708.0       751.7
                                                       -----        -------     -------     -------     -------     -------
East Asia.......................................         2.3           53.1        29.5        47.5        42.5        44.8
Latin America...................................         2.0           46.4        36.8        68.4        56.9        46.3
Near East.......................................         1.3           30.0        18.2        37.9        31.2        47.6
Africa..........................................         0.7           14.8         8.3        10.3         9.3        11.9
Australasia.....................................         0.6           12.8         7.7        11.8         7.3         8.4
West Asia.......................................         0.3            7.7         4.8        19.7        32.2        45.6
                                                       -----        -------     -------     -------     -------     -------
Total...........................................       100.0        2,267.8     1,827.4     2,233.9     2,037.1     2,232.2
                                                       =====        =======     =======     =======     =======     =======

NET SALES AND REVENUES BY PRODUCTS
Automotive products.............................        60.5        1,372.7     1,148.8     1,516.3     1,354.4     1,449.5
                                                       -----        -------     -------     -------     -------     -------
Engines
    Engines.....................................        32.1          727.4       585.4       616.2       572.9       698.0
    Parts and other.............................         5.9          134.0       117.0       127.7       144.1       142.6
    Intersegment sales to discontinued operation        (0.9)         (20.4)      (71.2)      (76.3)      (70.0)     (104.3)
                                                       -----        -------     -------     -------     -------     -------
Total...........................................        37.1          841.0       631.2       667.6       647.0       736.3
                                                       -----        -------     -------     -------     -------     -------
Other products
    Components..................................         2.4           55.0        50.6        59.9        44.7        65.6
    Intersegment sales to discontinued operation           -           (0.9)       (3.2)       (9.9)       (9.0)      (19.2)
                                                       -----        -------     -------     -------     -------     -------
Total...........................................         2.4           54.1        47.4        50.0        35.7        46.4
                                                       -----        -------     -------     -------     -------     -------
Total...........................................       100.0        2,267.8     1,827.4     2,233.9     2,037.1     2,232.2
                                                       =====        =======     =======     =======     =======     =======

(1) As a result of the fiscal 1994 sale of the farm equipment segment, as described in Note 1 to the Consolidated Financial Statements, prior years' financial data has been restated to conform to the current year presentation of the farm equipment segment as a discontinued operation. Sales related to the farm equipment segment have been reclassified into earnings (loss) from discontinued operation on the consolidated statements of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended January 31, 1995, there have been no disagreements with accountants on accounting or financial disclosure.


                                    PART III


The following information contained in Varity Corporation's Proxy Statement relating to the Annual Meeting of Stockholders, is incorporated herein by reference:

                                                                         Caption or
                                                                          Location
                                                                          in Proxy
                                                                          Statement
                                                                       ---------------
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........     Election of
   (Information covering the Executive Officers is included in Part I,     Directors
   on pages 10 through 12 of this Form 10-K)


 ITEM 11. EXECUTIVE COMPENSATION.....................................      Executive
                                                                          Compensation


 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT.........................................................    Election of
                                                                          Directors-
                                                                          Directors'
                                                                         and Officers'
                                                                            Share
                                                                          Ownership
                                                                          and Other
                                                                         Stockholder
                                                                          Ownership

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Mr. William A. Corbett, a Director, is a partner of Fraser & Beatty (Barristers & Solicitors), who have provided and continue to provide legal advice to the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)   1. Financial Statements                                              Page
                                                                            ----

       Included in Part II, Item 8. of this report:

       Consolidated Statements of Operations for the years ended
       January 31, 1995, 1994 and 1993.................................      21

       Consolidated Balance Sheets as at January 31, 1995 and 1994.....      22

       Consolidated Statements of Changes in Stockholders' Equity for
       the years ended January 31, 1995, 1994 and 1993.................      23

       Consolidated Statements of Cash Flows for the years ended
       January 31, 1995, 1994 and 1993.................................      25

       Notes to Consolidated Financial Statements......................      26

       Independent Auditors' Report....................................      47

       Management's Report on Financial Statements.....................      48

       Supplementary Information (Unaudited)

         Quarterly Condensed Unaudited Statements of Operations for the
         years ended January 31, 1995 and 1994.........................      49

         Financial Statistics for the years ended January 31, 1995,
         1994, 1993, 1992 and 1991.....................................      50

         Sales and Revenues Statistics for the years ended January 31,
         1995, 1994, 1993, 1992 and 1991...............................      51

       2. Financial Statement Schedules for the years ended January 31, 1995, 1994 and 1993

       Included in Part IV of this report:                     Schedule
                                                                Number      Page
                                                               --------     ----

       Condensed Financial Statements of Varity
         Corporation (Unconsolidated):

         Condensed Statements of Operations
           and Deficit (Unconsolidated) for the
           years ended January 31, 1995, 1994 and 1993 ..          III       56

         Condensed Balance Sheets (Unconsolidated)
           as at January 31, 1995 and 1994...............          III       57

         Condensed Statements of Cash Flows (Unconsolidated)
           for the years ended January 31, 1995, 1994 and
           1993..........................................          III       58

         Notes to Condensed Financial Statements
           (Unconsolidated)..............................          III       59

       Valuation and Qualifying Accounts.................         VIII       60

 Other schedules are omitted because they are not applicable, not required or because the information required is included in the Consolidated Financial Statements and Notes thereto (see Part II).

(b) Reports on Form 8-K

There were no reports on Form 8-K filed with the Securities and Exchange Commission (SEC) subsequent to those listed in the Quarterly Report on Form 10-Q for the three months ended October 31, 1994, filed on December 8, 1994.

(c) Exhibits

(G) 3.1  - Restated Certificate of Incorporation of Varity Corporation.
(H) 3.2  - By-laws.
(F) 4.1  - Indenture, dated as of October 8, 1991 between Varity Corporation and
           Manufacturers & Traders Trust Company, as trustee, relating to 11 3/8% Senior Notes due 1998.

    10.0 - MATERIAL CONTRACTS

    10.1 - LOAN AGREEMENTS

(L)     (a) - Amended and restated Credit Agreement dated as of June 9, 1993 between Dayton Walther Corporation, The Bank of Nova Scotia and NBD Bank, N.A.
              (i) Varity Corporation Guarantee dated June 9, 1993 to The Bank of Nova Scotia and NBD Bank, N.A.
(L)     (b) - Amended and restated Credit Agreement dated as of August 31, 1993 between Kelsey-Hayes Company, The Chase Manhattan Bank N.A., as agent, and The Bank of Nova Scotia, as co-agent.
(L)     (c) - Facility Agreement dated as of September 30, 1993 among Perkins
              Limited and others, various banks and Lloyds Bank Plc, as agent.
              (i)   Guarantee Agreement dated September 30, 1993.
              (ii)  Trust Agreement dated September 30, 1993.
              (iii) Composite Security Assignment and Deposit Charge dated
                    September 30, 1993.
(L)     (d) - Facility Agreement dated as of September 30, 1993 among Perkins
              Group Limited and others, and Lloyds Bank Plc.
              (i)   Composite Debenture dated September 30, 1993.
              (ii)  Guarantee dated September 30, 1993.
              (iii) Omnibus Guarantee dated September 30, 1993.
(O)     (e) - Loan Agreement dated as of January 21, 1994 between Heerlen ABS
              Manufacturing C.V. and Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A. and De Nationale Investeringsbank N.V.
(O)     (f) - Overdraft Facility Agreement dated as of January 21, 1994 between
              Heerlen ABS Manufacturing C.V. and Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A.
(O)     (g) - Continuing Guarantee dated as of January 21, 1994 between Varity
              Corporation and Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A. and De Nationale Investeringsbank N.V., reference (e) and
              (f).
(O)     (h) - Pledge Agreement dated as of April 12, 1994 between Heerlen ABS
              Manufacturing C.V., Heerlen ABS Manufacturing B.V., and Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A. and De Nationale Investeringsbank N.V., reference (e) and (f).
(O)     (i) - Continuing Guaranty dated as of April 12, 1994 between Heerlen
              ABS Manufacturing B.V. and Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A. and De Nationale Investeringsbank N.V., reference (e) and (f).

    10.2 - OTHER MATERIAL CONTRACTS

(C)     (a) - Class II Share Exchange Agreement dated April 30, 1986 among MF
              Limited, CDIC, ODC, Canadian Imperial Bank of Commerce ("CIBC") and The Secretary of State for Trade and Industry acting by the Export Credits Guarantee Department ("ECGD").
(J)   * (b) - Form of Executive Termination Arrangements.
(I)   * (c) - Executive Stock Option Plan.
(J)   * (d) - Varity Corporation Retirement Equity and Deferred Compensation
              Plan.
(K)   * (e) - Form of Employment Agreement and Supplement to Retirement Equity
              and Deferred Compensation Plan of Varity Corporation.
(B)   * (f) - Canadian Retirement Income Plan for Designated Employees.
(B)   * (g) - United Kingdom Executive Pension Scheme.

(E)     (h) - Agreement dated December 17, 1990 between Varity Corporation and the Government of Canada, Canada Development Investment Corporation, the Government of Ontario and Ontario Development Corporation replacing the Governments Foundation Agreement dated as of January 27, 1986.
(D)     (i) - Agreement between Varity Corporation and National Automobile,
              Aerospace and Agricultural Implement Workers Union of Canada and its Locals 439 and 458 dated as of October 18, 1990.
(M)   * (j) - Shareholder Value Incentive Plan.
(N)     (k) - Purchase and Sale Agreement between and among AGCO Corporation and Varity Holdings Limited, Varity GmbH, Massey Ferguson GmbH, Massey Ferguson Industries Limited, Massey Ferguson (Delaware) Inc. and Varity Corporation dated as of April 26, 1994.

(A) 11.  -  Earnings Per Share Computations.
(A) 21.  -  Subsidiaries of the Registrant.
(A) 23.  -  Consent of KPMG Peat Marwick LLP, Independent Auditors.
(A) 27.  -  Financial Data Schedule.



LEGEND FOR EXHIBITS (PAGES 54 THROUGH 55)

(A) Filed herewith.
(B) Incorporated by reference from the Registrant's Registration Statement No. 33-7716 on Form S-1, filed with the SEC on July 15, 1986, as amended.
(C) Incorporated by reference from the Registrant's Annual Report on Form 10-K, for the year ended January 31, 1986 filed with the SEC on May 15, 1986.
(D) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q, for the quarter ended October 31, 1990 filed with the SEC on December 13, 1990.
(E) Incorporated by reference from the Registrant's Annual Report on Form 10-K, for the year ended January 31, 1991 filed with the SEC on April 30, 1991.
(F) Incorporated by reference from the Registrant's Registration Statement No. 33-42401 on Form S-3, filed with the SEC on August 23, 1991.
(G) Incorporated by reference from the Registrant's Registration Statement on Form 8-B, filed with the SEC on September 24, 1991.
(H) Incorporated by reference from the Registrant's Registration Statement No. 41125 on Form S-4, filed with the SEC on June 13, 1991.
(I) Incorporated by reference from the Registrant's Registration Statement No. 33-44266 on Form S-8, filed with the SEC on November 29, 1991.
(J) Incorporated by reference from the Registrant's Annual Report on Form 10-K, for the year ended January 31, 1992 filed with the SEC on April 30, 1992.
(K) Incorporated by reference from the Registrant's Annual Report on Form 10-K, for the year ended January 31, 1993 filed with the SEC on April 29, 1993.
(L) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q, for the quarter ended October 31, 1993 filed with the SEC on December 10, 1993.
(M) Incorporated by reference from the Registrant's Annual Report on Form 10-K, for the year ended January 31, 1994 filed with the SEC on April 18, 1994.
(N) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q, for the quarter ended April 30, 1994 filed with the SEC on June 10, 1994.
(O) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q, for the quarter ended July 31, 1994 filed with the SEC on September 9, 1994.

* Represents compensatory plans or arrangements for directors or executive officers of the Registrant.


(d) Financial Statements of Significant Subsidiary

Financial statements and notes thereto and the financial statement schedules required by Articles 3 and 5 of Regulation S-X, of a 50 percent or less owned company, as defined, Hayes Wheels International, Inc. (Hayes Wheels), are incorporated herein by reference from Hayes Wheels' Annual Report on Form 10-K for the year ended January 31, 1995.

                                  SCHEDULE III

                               VARITY CORPORATION
                 CONDENSED STATEMENTS OF OPERATIONS AND DEFICIT
                                (Unconsolidated)
                             (Dollars in millions)

                                                                         Years ended January 31,
                                                                         1995      1994      1993
                                                                       -------   -------   -------
Income:
 Interest income:
  Subsidiary companies...............................................  $   5.9   $   6.7   $  16.5
  Other..............................................................       .8        .6        .6
 Other income (expense), net.........................................      3.8         -      (1.8)
 Equity in earnings of subsidiaries..................................    134.2      79.8      46.8
                                                                       -------   -------   -------
                                                                         144.7      87.1      62.1
                                                                       -------   -------   -------

Expenses:
 Interest expense:
  Subsidiary companies...............................................       .6        .1        .2
  Other..............................................................     20.5      18.4      20.3
 Marketing, general and administration...............................      8.1       3.0       2.7
 Exchange gains......................................................     (1.6)     (1.8)     (4.2)
                                                                       -------   -------   -------
                                                                          27.6      19.7      19.0
                                                                       -------   -------   -------

Income before income taxes, discontinued operation and
 cumulative effect of changes in accounting principles...............    117.1      67.4      43.1
Income tax provision.................................................        -         -         -
                                                                       -------   -------   -------

Income before discontinued operation
 and cumulative effect of changes in
 accounting principles...............................................    117.1      67.4      43.1
                                                                       -------   -------   -------

Discontinued operation:
 Equity in earnings (losses) from discontinued operation.............      4.4       7.2     (16.1)
 Gain on sale of discontinued operation..............................     23.2         -         -
                                                                       -------   -------   -------
                                                                          27.6       7.2     (16.1)
                                                                       -------   -------   -------

Income before cumulative effect of changes in accounting principles..    144.7      74.6      27.0
Cumulative effect of changes in accounting principles................        -    (146.1)        -
                                                                       -------   -------   -------

Net income (loss)....................................................    144.7     (71.5)     27.0
Dividends on preferred stock.........................................     (2.4)    (10.4)    (18.5)
Deficit at beginning of year.........................................   (561.3)   (479.4)   (487.9)
                                                                       -------   -------   -------
Deficit at end of year...............................................  $(419.0)  $(561.3)  $(479.4)
                                                                       =======   =======   =======
 See accompanying Notes to Condensed Financial Statements.

                                  SCHEDULE III

                               VARITY CORPORATION
                            CONDENSED BALANCE SHEETS
                                (Unconsolidated)
                             (Dollars in millions)


                                                                                 At January 31,
                                                                                 1995      1994
                                                                               -------   -------
ASSETS
Cash..................................................................         $  29.4   $  26.4
Receivables from subsidiaries.........................................            59.8      37.1
Other current assets..................................................              .1        .7
Net assets of discontinued operation..................................               -     219.8
Fixed assets, net.....................................................            11.0      15.7
Investments:
 Subsidiary companies:
  Shares, at equity in net assets.....................................           949.2     530.2
  Long-term advances..................................................            33.2      36.6
Other assets..........................................................             9.1      12.3
                                                                              --------   -------
                                                                              $1,091.8   $ 878.8
                                                                              ========   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt.....................................        $      -   $    .1
Accounts payable and accrued charges..................................            36.0      24.7
Due to subsidiaries...................................................            72.2      14.8
Long-term debt........................................................           148.4     148.0
Other long-term liabilities...........................................            51.5      60.5

Contingent liabilities and commitments (Notes 6 and 7)

Stockholders' equity:
 Preferred stock - at stated value (Liquidation value: 1995 - $35.6;
  1994 - $37.6).......................................................             6.8       6.8
 Common stock - at stated value (Shares issued: 1995 - 41,660,653;
  1994 - 43,957,121)..................................................           638.4     637.4
 Contributed surplus..................................................           656.3     656.3
 Deficit..............................................................          (419.0)   (561.3)
 Foreign currency translation adjustment..............................           (10.7)    (79.8)
 Pension liability adjustment.........................................            (1.6)    (30.5)
 Unrealized gains (losses) on marketable securities...................            (1.8)      1.8
 Less treasury stock at cost..........................................           (84.7)        -
                                                                              --------   -------
                                                                                 783.7     630.7
                                                                              --------   -------
                                                                              $1,091.8   $ 878.8
                                                                              ========   =======

           See accompanying Notes to Condensed Financial Statements.

                                  SCHEDULE III

                               VARITY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                (Unconsolidated)
                             (Dollars in millions)

                                                                 Years ended January 31,
                                                                1995      1994      1993
                                                               ------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................   $144.7   $ (71.5)  $  27.0
  Adjustments to reconcile net income (loss) to cash
   used by operating activities:
     Depreciation and amortization..........................      3.9       4.9       4.5
     Gain on sale of assets.................................     (3.8)        -         -
     Equity in earnings of subsidiaries in excess
       of dividends received................................    (66.3)    (59.0)    (46.8)
     Equity in (earnings) losses of discontinued operation
       in excess of dividends received......................     (4.4)     (7.2)     61.3
     Gain on sale of discontinued operation.................    (23.2)        -         -
     Cumulative effect of changes in accounting principles..        -     146.1         -
     Changes in:
       Receivables..........................................    (58.3)     15.0     (81.5)
       Other current assets.................................       .6        .1       (.8)
       Accounts payable and accrued charges.................       .1     (28.3)      2.1
       Payables to subsidiary companies.....................     57.4     (44.8)     (1.4)
       Other long-term liabilities..........................    (29.1)     13.1     (17.3)
       Net assets of discontinued operation.................     26.9      (3.7)     (2.8)
                                                               ------   -------   -------
  Cash provided (used) by operating activities..............     48.5     (35.3)    (55.7)
                                                               ------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of marketable securities..............     22.4         -         -
  Proceeds from sales of fixed assets.......................      4.2         -         -
  (Additions) reductions to investments.....................     18.4    (108.2)      3.7
  (Additions) reductions in other assets....................     (4.7)     (4.4)      5.2
                                                               ------   -------   -------
  Cash provided (used) by investing activities..............     40.3    (112.6)      8.9
                                                               ------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchases of common stock...............................    (84.7)        -         -
  Proceeds from bank borrowings.............................        -         -     121.0
  Repayments of bank borrowings.............................        -         -    (138.5)
  Dividends paid on preferred shares........................     (2.4)    (10.4)    (18.5)
  Proceeds from sale of stock...............................        -     143.7     119.6
  Other.....................................................      1.3       1.6        .6
                                                               ------   -------   -------
  Cash provided (used) by financing activities..............    (85.8)    134.9      84.2
                                                               ------   -------   -------

INCREASE (DECREASE) IN CASH DURING THE YEAR.................      3.0     (13.0)     37.4
CASH AT BEGINNING OF YEAR...................................     26.4      39.4       2.0
                                                               ------   -------   -------
CASH AT END OF YEAR.........................................   $ 29.4   $  26.4   $  39.4
                                                               ======   =======   =======

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

2. Pursuant to a plan to dispose of its farm equipment segment, in June 1994 the Company completed the sale of its worldwide Massey Ferguson farm machinery business to AGCO Corporation (AGCO) for $310 million in cash and 500,000 shares of AGCO common stock, resulting in a gain of $23.2 million.

       As a result of this plan, the farm equipment segment has been presented as a discontinued operation in the accompanying condensed financial statements. See Note 1 to the Consolidated Financial Statements (see Part
     II).

3. During fiscal 1993 Varity changed its method of accounting for income taxes, postretirement benefits other than pensions, postemployment benefits and marketable securities in accordance with several new Statements of Financial Accounting Standards. A one-time, non-cash charge of $146.1 million was recorded as a cumulative effect of changes in accounting principles and includes the cumulative effect relating to Varity's subsidiaries and associated companies. The details of these changes in accounting principles are discussed in Note 3 to the Consolidated Financial Statements (see Part II).

4. In fiscal 1994, 1993 and 1992, Varity increased its investment in subsidiaries through non-cash transactions by approximately $44 million, $60 million and $149 million, respectively, by capitalizing intercompany loans and receivables.

       During fiscal 1992, $6.2 million of common stock was issued pursuant to the termination of the Performance Equity Plan in a non-cash transaction.

5. Varity received cash dividends from its consolidated subsidiaries amounting to $72.1 million, $20.8 million and nil for the years ended January 31, 1995, 1994 and 1993, respectively.

       In fiscal 1994, Varity received dividends in the form of marketable securities from its consolidated subsidiaries amounting to $18.6 million.

       Varity charges its subsidiaries for costs which it incurs on their behalf. The amounts of such charges for the years ended January 31, 1995, 1994 and 1993, were $16.1 million, $18.9 million and $17.1 million, respectively.

6. Varity has guaranteed approximately $12 million of its subsidiaries' indebtedness outstanding at January 31, 1995.

7. Varity and its subsidiaries have agreed to certain covenants and undertakings with their lenders. There are also certain contingent obligations of the Company and it subsidiaries. The details of these covenants and undertakings, and compliance therewith, and contingent obligations are discussed in Notes 10 and 15 to the Consolidated Financial Statements (see Part II).

                                 SCHEDULE VIII

                               VARITY CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                  Years ended January 31, 1995, 1994 and 1993
                             (Dollars in millions)



                                                                      Additions
                                                              -------------------------
                                                 Balance at                 Charged      Deductions  Balance at
Description                                      January 31,  Charged to    to other        from     January 31,
- -----------                                         1994        income    accounts/(1)/   reserves      1995
                                                 -----------  ----------  -------------  ----------  -----------
Deducted from receivables:
  Allowance for doubtful notes and accounts...     $  3.9       $  3.1        $    -       $ (1.9)      $  5.1
  Discounts, volume and performance bonuses,
   returns and other allowances...............         .2            -             -          (.2)           -
                                                   ------       ------        ------       ------       ------
                                                   $  4.1       $  3.1        $    -       $ (2.1)      $  5.1
                                                   ======       ======        ======       ======       ======

                                                                      Additions
                                                              -------------------------
                                                 Balance at                 Charged      Deductions  Balance at
                                                 January 31,  Charged to    to other        from     January 31,
                                                    1993        income    accounts/(1)/   reserves      1994
                                                 -----------  ----------  -------------  ----------  -----------
Deducted from receivables:
  Allowance for doubtful notes and accounts...     $  5.4       $  (.2)       $    -       $ (1.3)      $  3.9
  Discounts, volume and performance bonuses,
   returns and other allowances...............        1.8            -             -         (1.6)          .2
                                                   ------       ------        ------       ------       ------
                                                   $  7.2       $  (.2)       $    -       $ (2.9)      $  4.1
                                                   ======       ======        ======       ======       ======

                                                                      Additions
                                                              -------------------------
                                                 Balance at                 Charged      Deductions  Balance at
                                                 January 31,  Charged to    to other        from     January 31,
                                                    1992        income    accounts/(1)/   reserves      1993
                                                 -----------  ----------  -------------  ----------  -----------
Deducted from receivables:
  Allowance for doubtful notes and accounts...     $  4.8       $  2.3        $  (.6)      $ (1.1)      $  5.4
  Discounts, volume and performance bonuses,
   returns and other allowances...............        5.7            -           (.4)        (3.5)         1.8
                                                   ------       ------        ------       ------       ------
                                                   $ 10.5       $  2.3        $ (1.0)      $ (4.6)      $  7.2
                                                   ======       ======        ======       ======       ======

- ----------
(1) Charges to other accounts arise on translation of reserves of companies outside the United States and are reflected in the currency translation adjustment account.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             VARITY CORPORATION

                                             /s/ J.A. Gilroy
                                             J.A. Gilroy
                                             Chief Operating Officer
                                             April 14, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              /s/ Victor Rice                       Chairman of the Board,
- -------------------------------------------  Chief Executive Officer and Director  April 14, 1995
                Victor Rice                     (Principal Executive Officer)

             /s/ J.A. Gilroy                       Chief Operating Officer         April 14, 1995
- -------------------------------------------
               J.A. Gilroy

            /s/ N. D. Arnold                        Senior Vice President
- -------------------------------------------      and Chief Financial Officer       April 14, 1995
               N.D. Arnold                      (Principal Financial Officer)

           /s/ Kevin C. Shanahan
- -------------------------------------------       Vice President, Controller       April 14, 1995
             Kevin C. Shanahan                  (Principal Accounting Officer)

           /s/ Vince D. Laurenzo
- -------------------------------------------       Vice Chairman of the Board       April 14, 1995
             Vince D. Laurenzo                         and Director

            /s/ Paul M.F. Cheng                            Director                April 14, 1995
- -------------------------------------------
              Paul M.F. Cheng

            /s/ W. A. Corbett                              Director                April 14, 1995
- -------------------------------------------
               W. A. Corbett

            /s/ T. N. Davidson                             Director                April 14, 1995
- -------------------------------------------
               T. N. Davidson

             /s/ Robert M. Gates                           Director                April 14, 1995
- -------------------------------------------
               Robert M. Gates

             /s/ L. F. Kahl                                Director                April 14, 1995
- -------------------------------------------
                L. F. Kahl

           /s/ W. Darcy McKeough                           Director                April 14, 1995
- -------------------------------------------
             W. Darcy McKeough

         /s/ Sir Bryan Nicholson                           Director                April 14, 1995
- -------------------------------------------
            Sir Bryan Nicholson

           /s/ Warren S. Rustand                           Director                April 14, 1995
- -------------------------------------------
             Warren S. Rustand

           /s/ W. R. Teschke                               Director                April 14, 1995
- -------------------------------------------
              W. R. Teschke

           /s/ Robin Warrender                             Director                April 14, 1995
- -------------------------------------------
         The Hon. Robin Warrender

                              VARITY CORPORATION

                               INDEX TO EXHIBITS

                              FILED HEREWITH (1)


Exhibit
 Number
- --------

  11.1 Primary Earnings Per Share Computations for the years ended January 31, 1995, 1994 and 1993

  11.2 Fully Diluted Earnings Per Share Computations for the years ended January 31, 1995, 1994 and 1993

  21      Subsidiaries of the Registrant

  23      Consent of KPMG Peat Marwick LLP, Independent Auditors

  27      Financial Data Schedule



- ------
(1)  Complete listing of all exhibits can be found on pages 54-55.