Form 10-Q
period 1995-04-30
VARITY CORP
filed 1995-06-08
CIK 63118

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 30, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number:  1-5190


                              VARITY CORPORATION
            (Exact name of registrant as specified in its charter)


          DELAWARE                                         22-3091314
- ------------------------------                   -------------------------------
  (State or other jurisdiction                          (IRS Employer
      of Incorporation)                                 Identification No.)


  672 DELAWARE AVENUE, BUFFALO, NEW YORK                     14209
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)


             Telephone number including area code: (716) 888-8000


________________________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report)


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


   THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 15, 1995 WAS 40,796,930 SHARES.

================================================================================

                       Exhibit index appears on page 15.

                              VARITY CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION:                                        Page

  Item 1.  Financial Statements
           Consolidated Statements of Operations ..................       3
           Consolidated Balance Sheets ............................       4
           Consolidated Statements of Cash Flows ..................       5
           Notes to Consolidated Financial Statements .............       6
  Item 2.  Management's Discussion and Analysis ...................       9


PART II. OTHER INFORMATION:

  Item 1.    -  Legal Proceedings..................................      13
  Item 2.    -  Changes in Registered Securities ..................      13
  Item 3.    -  Defaults upon Senior Securities ...................      13
  Item 4.    -  Submission of Matters to a Vote of Security Holders      13
  Item 5.    -  Other Information .................................      13
  Item 6.(a) -  Exhibits ..........................................      13
  Item 6.(b) -  Reports on Form 8-K ...............................      13

  SIGNATURES.......................................................      14



UNLESS OTHERWISE INDICATED REFERENCES TO "COMPANY" MEAN VARITY CORPORATION AND ITS SUBSIDIARIES AND REFERENCES TO "FISCAL" MEAN THE COMPANY'S YEAR ENDED JANUARY 31 (E.G. FISCAL 1995 REPRESENTS THE PERIOD FEBRUARY 1, 1995 TO JANUARY 31, 1996).

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                              VARITY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                         THREE MONTHS ENDED APRIL 30,

                                  (Unaudited)

                (Dollars in millions except per share amounts)

                                                                  1995                    1994
                                                        ----------------        ----------------
Total sales and revenues                                $         595.3         $         494.1
                                                        ----------------        ----------------


Expenses:
        Cost of goods sold                                        486.0                   406.8
        Marketing, general and administration                      42.4                    36.8
        Engineering and product development                        23.4                    20.3
        Interest, net                                               5.0                     5.8
        Exchange gains                                             (0.1)                   (1.5)
        Other income                                               (0.2)                   (0.8)
                                                        ----------------        ----------------
                                                                  556.5                   467.4
                                                        ----------------        ----------------

Income before income taxes, earnings of associated
        companies and discontinued operations                      38.8                    26.7

Income tax provision                                               (8.9)                   (4.6)
                                                        ----------------        ----------------

Income before earnings of associated companies and
        discontinued operations                                    29.9                    22.1

Equity in earnings of associated companies                          3.8                     3.4
                                                        ----------------        ----------------

Income before discontinued operations                              33.7                    25.5

Earnings from discontinued operations (Note 2)                      0.5                     3.9
                                                        ----------------        ----------------

Net income                                              $          34.2         $          29.4
                                                        ================        ================


Income attributable to common stockholders              $          33.6         $          28.8

Earnings per common share:

        Before discontinued operations                  $          0.80         $          0.56

        Discontinued operations                                    0.01                    0.09
                                                        ----------------        ----------------
        Net income                                      $          0.81         $          0.65
                                                        ================        ================

         See accompanying Notes to Consolidated Financial Statements.

                              VARITY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                             (Dollars in millions)

                                                                  April 30,               January 31,
                                                                     1995                     1995
                                                          -------------------     ---------------------
Assets
Current assets:
   Cash and cash equivalents                              $           136.5       $             147.0
   Marketable securities                                               42.4                      42.7
   Receivables                                                        370.1                     358.7
   Inventories (Note 3 (a))                                           157.6                     146.0
   Prepaid expenses and other                                          20.3                      19.9
   Net assets of discontinued operation (Note 2)                       21.6                      20.2
                                                          -------------------     ---------------------
Total current assets                                                  748.5                     734.5

Investments in associated and other companies                         108.9                     103.1
Fixed assets, net (Note 3 (b))                                        627.6                     613.2
Other assets and intangibles                                          361.1                     361.7
                                                          -------------------     ---------------------

                                                          $         1,846.1       $           1,812.5
                                                          ===================     =====================


Liabilities
Current liabilities:
   Notes payable                                          $             6.6       $               3.0
   Current portion of long-term debt                                    2.1                       2.3
   Accounts payable and accrued liabilities (Note 3 (c))              554.5                     541.3
                                                          -------------------     ---------------------
Total current liabilities                                             563.2                     546.6
                                                          -------------------     ---------------------

Non-current liabilities:
   Long-term debt                                                     163.5                     163.4
   Other long-term liabilities                                        324.1                     318.8
                                                          -------------------     ---------------------
Total non-current liabilities                                         487.6                     482.2
                                                          -------------------     ---------------------

Stockholders' equity (Note 4):
   Preferred stock                                                      6.8                       6.8
   Common stock                                                       638.5                     638.4
   Contributed surplus                                                656.3                     656.3
   Deficit                                                           (385.4)                   (419.0)
   Foreign currency translation adjustment                             (3.6)                    (10.7)
   Pension liability adjustment                                        (1.6)                     (1.6)
   Unrealized losses on marketable securities                          (0.9)                     (1.8)
   Less treasury stock at cost                                       (114.8)                    (84.7)
                                                          -------------------     ---------------------
Total stockholders' equity                                            795.3                     783.7
                                                          -------------------     ---------------------
                                                          $         1,846.1       $           1,812.5
                                                          ===================     =====================

         See accompanying Notes to Consolidated Financial Statements.

                              VARITY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         THREE MONTHS ENDED APRIL 30,

                                  (Unaudited)

                             (Dollars in millions)

                                                                     1995                   1994
                                                           ----------------       ----------------
Cash flows from operating activities:
   Net income                                              $          34.2        $          29.4
   Adjustments to reconcile net income to cash
       provided by operating activities:
          Depreciation and amortization                               23.1                   17.8
          Gain on sales of fixed assets                               (0.1)                  (0.7)
          Deferred income taxes                                        5.5                    1.1
          Equity in earnings of associated companies
              in excess of dividends received                         (3.7)                  (3.3)
          Changes in:
              Receivables                                             (7.6)                 (11.8)
              Inventories                                             (9.3)                 (10.5)
              Prepaid expenses and other                              (1.2)                   0.5
              Accounts payable and accrued liabilities                 9.1                   13.8
              Other long-term liabilities                             (3.6)                  (8.3)
              Net assets of discontinued operation                    (0.6)                  27.5
                                                           ----------------       ----------------

      Cash provided by operating activities                           45.8                   55.5
                                                           ----------------       ----------------

Cash flows from investing activities:
    Purchases of marketable securities                                (9.5)                  (8.0)
    Proceeds from sales of marketable securities                      10.7                    8.8
    Additions to fixed assets                                        (33.7)                 (52.4)
    Proceeds from sales of fixed assets                                4.1                    3.0
    Proceeds from sales of businesses                                   -                    23.2
    Additions to other assets and intangibles                         (1.3)                  (3.5)
    Other                                                             (0.9)                    -
                                                           ----------------       ----------------

      Cash used by investing activities                              (30.6)                 (28.9)
                                                           ----------------       ----------------

Cash flows from financing activities:
    Proceeds from bank borrowings                                     14.2                   19.6
    Repayments of bank borrowings                                    (10.7)                 (30.9)
    Proceeds from long-term debt                                       0.1                   49.0
    Repayments of long-term debt                                      (1.6)                 (57.0)
    Repurchases of common stock                                      (30.1)                     -
    Dividends paid                                                    (0.6)                  (0.6)
    Other                                                              0.1                    0.2
                                                           ----------------       ----------------

      Cash used by financing activities                              (28.6)                 (19.7)
                                                           ----------------       ----------------

Effect of foreign currency translation on
    cash and cash equivalents                                          2.9                    0.6
                                                           ----------------       ----------------

Increase (decrease) in cash and cash equivalents
    during the year                                                  (10.5)                   7.5

Cash and cash equivalents at beginning of year                       147.0                   51.2
                                                           ----------------       ----------------

Cash and cash equivalents at end of year                   $         136.5        $          58.7
                                                           ================       ================

         See accompanying Notes to Consolidated Financial Statements.

                               VARITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Three Months Ended April 30, 1995 and 1994
                                  (Unaudited)
                 (Dollars in millions unless otherwise stated)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by management and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 30, 1995 and January 31, 1995, and the results of its operations and cash flows for the three months ended April 30, 1995 and 1994. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 1995. Results for interim periods are not necessarily indicative of those to be expected for the year.

2. DISCONTINUED OPERATIONS

During the quarter ended April 30, 1995, the Company determined to discontinue its Pacoma components operations (Pacoma). Pacoma manufactures hydraulic cylinders and hydraulic valves and to a lesser degree allied equipment, primarily for producers of construction machines. Such operations have historically been referred to as the Company's 'other' segment. The Company's plan is to sell Pacoma and is working actively to effect such a sale. Although the ultimate gain or loss on disposal cannot be quantified currently, the Company estimates that the disposal, including the results of Pacoma's operations until the sale is completed, will not result in a loss.

As a result of the aforementioned plan, the other segment has been presented as a discontinued operation in the accompanying financial statements. Prior year financial statements have been restated to conform to the current year presentation.

The operating results of the discontinued Pacoma operation are as follows:

                                         Three Months Ended
                                             April 30,
                                         ------------------
                                          1995        1994
                                         ------      ------

    Sales and revenues                    $17.8       $11.7
                                          =====       =====

    Income (loss) before income taxes     $  .5       $ (.5)
    Income tax provision                      -           -
                                          -----       -----
    Net income (loss)                     $  .5       $ (.5)
                                          =====       =====


A summary of the assets and liabilities of the discontinued operation is as follows:

                                            April 30,  January 31,
                                              1995        1995
                                            ---------  -----------

    Current assets                            $22.2        $19.4
    Noncurrent assets                          12.5         11.8
                                              -----        -----
                                               34.7         31.2
                                              -----        -----

    Current liabilities                        11.3          9.2
    Noncurrent liabilities                      1.8          1.8
                                              -----        -----
                                               13.1         11.0
                                              -----        -----
    Net assets of discontinued operation      $21.6        $20.2
                                              =====        =====

Additionally, pursuant to a plan to dispose of its farm equipment segment, during the second quarter of fiscal 1994, the Company completed the sale of its worldwide Massey Ferguson farm machinery business. The transaction excluded cash, indebtedness and certain liabilities, primarily pertaining to pension and retiree medical benefits for all former North American Massey Ferguson employees, for which the Company continued to be responsible. Subsequent to the sale, the Company settled its pension benefit obligation related to former Massey Ferguson employees in North America through the purchase of annuity contracts. As a result of the aforementioned plan, the farm equipment segment has been presented as a discontinued operation in the accompanying financial statements.

The operating results of the discontinued Massey Ferguson operation are as follows:

                                  Three Months Ended
                                    April 30, 1994
                                  ------------------

    Sales and revenues                  $253.1
                                        ======

    Income before income taxes          $  5.0
    Income tax provision                   (.6)
                                        ------
    Net income                          $  4.4
                                        ======


3.  OTHER INFORMATION

(a)  Inventories

The major classes of inventory are as follows:


                                            April 30,  January 31,
                                              1995        1995
                                            ---------  -----------

   Raw material                              $ 54.9       $ 52.3
   Work in process                             39.7         36.5
   Finished goods                              63.0         57.2
                                             ------       ------
                                             $157.6       $146.0
                                             ======       ======
(b)  Fixed assets, net

Fixed assets are stated net of accumulated depreciation and amortization (April 30, 1995 - $ 338.2 million and January 31, 1995 - $325.8 million).

(c)  Accounts payable and accrued liabilities

A summary of accounts payable and accrued liabilities follows:

                                            April 30,  January 31,
                                              1995        1995
                                            ---------  -----------

   Accounts payable                          $308.0       $286.2
   Accrued liabilities                        246.5        255.1
                                             ------       ------
                                             $554.5       $541.3
                                             ======       ======

(d)  Supplementary Cash Flows Information

Cash payments by the Company for interest during the three months ended April 30, 1995 and 1994 were $.8 million and $1.6 million, respectively.

Cash payments for income taxes during the three months ended April 30, 1995 and 1994 were $1.8 million and $.7 million, respectively.


4.    STOCKHOLDERS' EQUITY

The following table summarizes changes in stockholders' equity that occurred during the three months ended April 30, 1995:

                      Thousands of
                        shares
                      outstanding      Equity (Dollars in millions)
                   ------------------  ---------------------------------------------------------------------------------------------
                                                                                                    Unrealized
                                                                             Trans-    Pension      gains                   Total
                   Class II            Class II           Contri-            lation    liability    (losses) on             stock-
                   preferred  Common   preferred  Common  buted              adjust-   adjust-      marketable   Treasury   holders'
                   stock      stock    stock      stock   surplus  Deficit   ment      ment         securities   stock      equity
- ------------------------------------------------------------------------------------------------------------------------------------

Balance,
January 31, 1995     2,001    41,661     $6.8     $638.4  $656.3   $(419.0)  $(10.7)      $(1.6)       $(1.8)    $ (84.7)   $783.7

Exercise of
stock options                      6                 0.1                                                                       0.1

Repurchases of
common stock                    (871)                                                                              (30.1)    (30.1)

Foreign currency
translation
adjustment                                                                      7.1                                            7.1

Dividends on
Class II
preferred stock                                                        (.6)                                                    (.6)

Unrealized gains
on marketable
securities                                                                                                .9                    .9

Net income                                                            34.2                                                    34.2
- ------------------------------------------------------------------------------------------------------------------------------------


Balance,
April 30, 1995       2,001    40,796     $6.8     $638.5  $656.3   $(385.4)  $ (3.6)      $(1.6)       $(0.9)    $(114.8)   $795.3
====================================================================================================================================


As of April 30, 1995 options to purchase 2.2 million shares of common stock were outstanding.

Earnings per common share are based upon weighted average shares of common stock and common stock equivalents outstanding of 41,382,000 and 44,509,000 for the three months ended April 30, 1995 and 1994 respectively. Fully diluted per share amounts are not shown on the accompanying consolidated statements of operations as no significant dilution exists.

The terms of the Company's Class II preferred stock and certain debt agreements restrict the payment of dividends on certain of the Company's common stock, as described in Note 14 to the consolidated financial statements for the fiscal year ended January 31, 1995.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

     During the quarter ended April 30, 1995, the Company determined to discontinue its Pacoma components operations (Pacoma). Pacoma manufactures hydraulic cylinders and hydraulic valves and to a lesser degree allied equipment, primarily for producers of construction machines. Such operations have historically been referred to as the Company's 'other' segment. The Company's plan is to sell Pacoma and is working actively to effect such a sale. Although the ultimate gain or loss on disposal cannot be quantified currently, the Company estimates that the disposal, including the results of Pacoma's operations until the sale is completed, will not result in a loss. As a result of the aforementioned plan, the other segment has been presented as a discontinued operation in the accompanying financial statements. Prior year financial statements have been restated to conform to the current year presentation.

     In addition, in June 1994, the Company, pursuant to a plan to dispose of its farm equipment segment, completed the sale of its worldwide Massey Ferguson farm machinery business. As a result of the plan and subsequent sale, the farm equipment segment has been presented as a discontinued operation in the accompanying financial statements.

     For the three months ended April 30, 1995, the Company earned $33.7 million ($.80 per share) before the aforementioned discontinued operations on sales and revenues of $595.3 million, compared with income of $25.5 million ($.56 per share) on sales and revenues of $494.1 million for the comparable period in the prior year. Fiscal 1994 sales did not include $21 million of intercompany sales from the engines segment to the discontinued farm equipment operation for which sales to this same customer are reflected as third party sales in fiscal 1995. Earnings from discontinued operations were $.5 million ($.01 per share) for the three months ended April 30, 1995, as compared to $3.9 million ($.09 per share) in the comparable period for fiscal 1994, which included $4.4 million of earnings from the discontinued farm equipment segment for which no similar amount exists in fiscal 1995.

SEGMENT OPERATING REVIEW

(Dollars in millions)                   Three Months Ended
                                             April 30,
                                       ---------------------
                                                       %
                                       1995    1994   Change
                                       ----    ----   ------
Sales and revenues:
 Automotive products:
  Brake Systems                        $ 321   $ 295       9
  Heavy Duty Brakes                       34      46     (26)
  Eliminations                            (1)     (6)      -
                                       -----   -----
                                         354     335       6
 Engines                                 241     180      34
 Intercompany sales to discontinued
  farm equipment operation                 -     (21)      -
                                       -----   -----
   Total                               $ 595   $ 494      20
                                       =====   =====

Operating income:
 Automotive products:
  Brake Systems                        $  32   $  26      23
  Heavy Duty Brakes                        -       1       -
                                       -----   -----
                                          32      27      19
 Engines                                  20      13      54
                                       -----   -----
   Total                               $  52   $  40      30
                                       =====   =====

AUTOMOTIVE PRODUCTS

  United States automobile and light truck demand during the first quarter of fiscal 1995 declined as measured by a 6% decrease in vehicle sales over the comparable fiscal 1994 period. North American industry production of these vehicles, however, which incorporate Kelsey-Hayes' products and influences the Company's automotive products segment, increased 2% during the same period, as dealers moderately increased inventories in anticipation of stronger spring sales. Within Varity's automotive products segment, Kelsey-Hayes brake systems benefitted from secular anti-lock braking systems (ABS) growth and its strategic position as a supplier of ABS and foundation (conventional) brakes for several
stronger selling light trucks, vans and sport utility vehicles.   As a result,
Kelsey-Hayes brake systems recorded sales of $321 million in the quarter ended April 30, 1995, an increase of 9% over fiscal 1994.

  Kelsey-Hayes brake systems segment operating income in the first quarter increased by 23% to $32 million from $26 million in the first quarter of the prior year. Earnings improved over the prior year's same period as a direct result of increased sales and the continued focus on implementing cost reductions and productivity improvements.

  The automotive products segment also includes sales of products for the heavy and medium duty truck and trailer market by Dayton Walther, a wholly-owned subsidiary of the Company. Sales of this unit declined $12 million to $34 million primarily as a result of the cessation of an unprofitable light-duty contract which was completed in the fourth quarter of fiscal 1994. Operating profits declined $1 million from the prior year's first quarter, although the current quarter's results improved as compared to losses of $2 million in each of the immediately prior three quarters in fiscal 1994.

ENGINES

  Demand for diesel engines in the major market sectors in which the Company's Perkins engines segment participates (agricultural, construction, industrial and power generation) improved during the first quarter of fiscal 1995 as manufacturers that incorporate such equipment in their products experienced an increase in demand, particularly in the United States and Europe. For Perkins, this was particularly apparent in the European agricultural sector and the United States and United Kingdom construction markets, all of which experienced higher sales, reflecting both increased sales to certain existing accounts in connection with new engine applications and an expanding customer base. In addition, during the second quarter of fiscal 1994, Perkins acquired Dorman Diesels Limited (Dorman), a manufacturer of diesel and natural gas powered engines in the 1,000 to 2,500 horsepower range, designed primarily for the power generation sector, which added approximately $18 million of incremental sales in the first quarter of fiscal 1995. As a result, total engines segment sales increased 34% to $241 million in the quarter ended April 30, 1995 as compared with the prior year's same period.

  Operating income in the current quarter for the engines segment increased 54% to $20 million reflecting the benefit of higher sales and on-going success with margin improvement and cost control programs, despite an increase of $6 million in engineering and product development expenditures in the current quarter compared to fiscal 1994. Dorman contributed $2 million of operating profit in fiscal 1995.

NON-SEGMENT OPERATING REVIEW

  Interest expense declined $.8 million to $5.0 million for the three months ended April 30, 1995, principally due to lower average debt outstanding in the current quarter as compared to the same period of fiscal 1994.

  Income taxes increased to $8.9 million for the three months ended April 30, 1995, as the Company's effective tax rate increased to 23%, as subsequent to the sale of Massey Ferguson, certain foreign income is no longer sheltered against farm equipment losses within the same taxing jurisdiction.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  Liquidity during the current quarter was provided from ongoing operations and existing cash reserves. Cash provided from operations during the first three months of fiscal 1995 amounted to $45.8 million.

  Short-term notes payable increased $3.6 million to $6.6 million at April 30,
1995 as a result of normal operational funding activity.   Long-term debt
outstanding at April 30, 1995 (including current maturities) amounted to $165.6 million, virtually the same as the amount at January 31, 1995.

  Unused long-term and short-term lines of credit at April 30, 1995 were $141.3 million and $100.4 million, respectively. Management believes that Varity's improved financial condition and operating results will continue to improve its access to credit markets and that its credit facilities and cash flow from operations will continue to be sufficient to meet its operating needs.

  Certain of the Company's loan agreements provide for financial covenants relating to such matters as the maintenance of specified financial ratios and minimum net worth. Certain loan agreements also contain cross-default provisions. At April 30, 1995, the Company and each of its subsidiaries were in compliance with their financial covenants. Management expects that the Company and each of its subsidiaries will remain in compliance during the period ending April 30, 1996.

  Receivables increased $11.4 million to $370.1 million at April 30, 1995 from $358.7 million at January 31, 1995, primarily due to differing foreign exchange rates.

  Inventories of raw materials, work-in-process and finished products increased $11.6 million to $157.6 million at April 30, 1995 from $146.0 million at January 31, 1995, primarily due to the routine adjustments in manufacturing schedules in response to higher customer demand and to a lesser extent fluctuations associated with foreign exchange.

  Accounts payable and accrued liabilities increased $13.2 million during the first three months of fiscal 1995 due to normal disbursement activity and fluctuations associated with foreign exchange.

  Net fixed assets increased $14.4 million to $627.6 million at April 30, 1995 due to capital additions exceeding depreciation and disposals. Capital expenditures for the first three months of fiscal 1995 were $33.7 million compared to $52.4 million last year, and depreciation and amortization were $23.1 million and $17.8 million, respectively, for the same periods. Capital expenditures for fiscal 1995 should approximate $175 million. These expenditures will be mainly for normal equipment replacements and operating improvements related to reducing costs and increasing output.

   Other long-term liabilities increased by $5.3 million to $324.1 million at April 30, 1995 from $318.8 million at January 31, 1995, primarily due to fluctuations associated with foreign exchange.

  Stockholders' equity increased by $11.6 million to $795.3 million at April 30, 1995. The increase resulted primarily from net income of $34.2 million and a favorable change in the cumulative foreign currency translation adjustment of $7.1 million, partially offset by repurchases of 871,000 shares of common stock amounting to $30.1 million and preferred dividends paid of $.6 million.

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

OUTLOOK

  The Company continues to believe that its automotive products segment is positioned to increase sales and margins in fiscal 1995, even if North American light vehicle production is flat, as a result of secular ABS penetration and as actions taken to relieve capacity constraints and enhance productivity continue to provide positive returns. Continued improvements in manufacturing processes, in addition to an expanding customer base arising from strategic alliances developed in prior years, have positioned its Perkins engines segment to benefit further as the European economy improves, despite anticipated increases in new product research and development expenditures in fiscal 1995.

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

   Upon appeal, on September 29, 1994, the circuit court upheld the district court's denial of punitive damages. In place of the $8.3 million award, the court ordered the Company to reinstate the plaintiffs' medical benefits and awarded them approximately $800,000 in damages for the period during which they were not covered. On March 24, 1995, the Supreme Court of the United States granted the Company's petition for a writ of certiorari to review the decision of the Court of Appeals with respect to recovery by the retiree plaintiffs.

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



VARITY CORPORATION



/s/ N.D. Arnold                         /s/ Kevin C. Shanahan
___________________________________     _______________________________________
N.D. Arnold                             Kevin C. Shanahan
Senior Vice President and               Vice President, Investor Relations and
Chief Financial Officer                 Acting Vice President, Controller
(Principal Financial Officer)           (Principal Accounting Officer)



June 5, 1995

                               VARITY CORPORATION
                               INDEX TO EXHIBITS


Exhibit
Number
- ------


10.0  MATERIAL CONTRACTS

   10.1  LOAN AGREEMENTS

   (h) - Facility Agreement dated April 13, 1995 among Perkins Limited and others, and Lloyds Bank Plc, as agent.
         (i) Guarantee Agreement dated April 13, 1995.

   (i) - Facility Agreement dated April 13, 1995 among Perkins Group Limited and others, and Lloyds Bank Plc.
         (i) Guarantee dated April 13, 1995.

11. PRIMARY EARNINGS PER SHARE COMPUTATIONS FOR THREE MONTHS ENDED APRIL 30, 1995 AND 1994

27.  FINANCIAL DATA SCHEDULE

   27.1  Three months ended April 30, 1995

   27.2  Year ended January 31, 1995 (Restated)