Form 10-Q
period 1995-07-31
VARITY CORP
filed 1995-09-08
CIK 63118

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________


Commission file number:  1-5190


                               VARITY CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                            22-3091314
------------------------------                    ------------------------------
 (State or other jurisdiction                              (IRS Employer
    of Incorporation)                                     Identification No.)


 672 DELAWARE AVENUE, BUFFALO, NEW YORK                          14209
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


    THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 16, 1995 WAS 40,971,759 SHARES.

================================================================================

                       Exhibit index appears on page 16.

                               VARITY CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION:                                          PAGE

Item 1.  Financial Statements

         Consolidated Condensed Statements of Operations................    3

         Consolidated Condensed Balance Sheets..........................    4

         Consolidated Condensed Statements of Cash Flows................    5

         Notes to Consolidated Condensed Financial Statements...........    6

Item 2.  Management's Discussion and Analysis...........................    9

PART II. OTHER INFORMATION:
  Item 1.    -  Legal Proceedings.......................................   14

  Item 2.    -  Changes in Registered Securities........................   14

  Item 3.    -  Defaults upon Senior Securities.........................   14

  Item 4.    -  Submission of Matters to a Vote of Security Holders.....   14

  Item 5.    -  Other Information.......................................   14

  Item 6.(a) -  Exhibits................................................   14

  Item 6.(b) -  Reports on Form 8-K.....................................   14

  SIGNATURES............................................................   15


UNLESS OTHERWISE INDICATED REFERENCES TO "COMPANY" MEAN VARITY CORPORATION AND ITS SUBSIDIARIES AND REFERENCES TO "FISCAL" MEAN THE COMPANY'S YEAR ENDED JANUARY 31 (E.G. FISCAL 1995 REPRESENTS THE PERIOD FEBRUARY 1, 1995 TO JANUARY 31, 1996).

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              VARITY CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                      THREE AND SIX MONTHS ENDED JULY 31,

                                  (Unaudited)

                (Dollars in millions except per share amounts)


                                                         Three Months           Six Months
                                                         Ended July 31,        Ended July 31,
                                                      ------------------     -------------------
                                                         1995      1994          1995      1994
                                                      --------  --------     ---------  --------
Sales                                                 $ 572.4   $ 504.3      $1,167.7   $ 998.4
                                                      --------  --------     ---------  --------
Expenses:
  Cost of goods sold                                    463.4     414.7         949.4     821.5
  Marketing, general and administration                  44.2      39.9          86.6      76.7
  Engineering and product development                    23.1      21.0          46.5      41.3
  Interest, net                                           4.6       5.7           9.6      11.5
  Other income, net                                      (1.2)     (0.1)         (1.5)     (2.4)
                                                      --------  --------     ---------   -------

                                                        534.1     481.2       1,090.6     948.6
                                                      --------  --------     ---------   -------


Income before income taxes, earnings of associated
  companies and discontinued operations                  38.3      23.1          77.1      49.8

Income tax provision                                     (8.8)     (3.8)        (17.7)     (8.4)
                                                      --------  --------     ---------   -------

Income before earnings of associated companies and
  discontinued operations                                29.5      19.3          59.4      41.4

Equity in earnings of associated companies                3.2       3.4           7.0       6.8
                                                      --------  --------     ---------   -------

Income before discontinued operations                    32.7      22.7          66.4      48.2
                                                      --------  --------     ---------   -------

Discontinued operations (Note 2):
  Earnings from discontinued operations                    -        0.1           0.5       4.0
  Gain on sale of discontinued operation                   -       23.2            -       23.2
                                                      --------  --------     ---------  --------
                                                           -       23.3           0.5      27.2
                                                      --------  --------     ---------  --------

Net income                                            $  32.7   $  46.0      $   66.9   $  75.4
                                                      ========  ========     =========  ========

Income attributable to common stockholders            $  32.1   $  45.4      $   65.7   $  74.2

Earnings per common share:

  Before discontinued operations                      $  0.78   $  0.50      $   1.58   $  1.06

  Discontinued operations                                  -       0.52          0.01      0.61
                                                      --------  --------     ---------  --------

  Net income                                          $  0.78   $  1.02      $   1.59   $  1.67
                                                      ========  ========     =========  ========

Weighted average shares of common stock
  and equivalents (in thousands)                       41,392    44,385        41,387    44,447

    See accompanying Notes to Consolidated Condensed Financial Statements.

                              VARITY CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (Unaudited)

                             (Dollars in millions)


                                                                   July 31,     January 31,
                                                                    1995           1995
                                                                 ---------     -----------
Assets
Current assets:
   Cash and cash equivalents                                   $    108.0       $   147.0
   Marketable securities                                             42.8            42.7
   Receivables                                                      347.1           358.7
   Inventories (Note 3)                                             158.1           146.0
   Prepaid expenses and other                                        19.5            19.9
   Net assets of discontinued operation (Note 2)                     22.0            20.2
                                                               -----------      ----------
Total current assets                                                697.5           734.5

Investments in associated and other companies                       112.5           103.1
Fixed assets, net                                                   644.0           613.2
Other assets and intangibles                                        359.8           361.7
                                                               -----------      ----------

                                                                $ 1,813.8       $ 1,812.5
                                                               ===========      ==========


Liabilities
Current liabilities:
   Current portion of long-term debt and notes payable          $     5.0       $     5.3
   Accounts payable                                                 262.5           286.2
   Accrued liabilities                                              230.9           255.1
                                                               -----------      ----------
Total current liabilities                                           498.4           546.6
                                                               -----------      ----------

Non-current liabilities:
   Long-term debt                                                   163.6           163.4
   Other long-term liabilities                                      321.8           318.8
                                                               -----------      ----------
Total non-current liabilities                                       485.4           482.2
                                                               -----------      ----------

Stockholders' equity (Note 4):
   Preferred stock                                                    6.8             6.8
   Common stock                                                     641.8           638.4
   Contributed surplus                                              656.3           656.3
   Deficit                                                         (353.3)         (419.0)
   Other                                                             (6.8)          (14.1)
   Less treasury stock at cost                                     (114.8)          (84.7)
                                                               -----------      ----------

Total stockholders' equity                                          830.0           783.7
                                                               -----------      ----------

                                                                $ 1,813.8       $ 1,812.5
                                                               ===========      ==========

    See accompanying Notes to Consolidated Condensed Financial Statements.

                              VARITY CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           SIX MONTHS ENDED JULY 31,

                                  (Unaudited)

                             (Dollars in millions)





                                                       1995            1994
                                                    ---------      ----------

Cash flows from operating activities:
   Net income                                       $   66.9       $    75.4
   Adjustments to reconcile net income to cash
       provided by operating activities:
          Depreciation and amortization                 41.7            35.5
          Other                                        (52.3)          (75.5)
                                                    ---------      ----------


      Cash provided by operating activities             56.3            35.4
                                                    ---------      ----------

Cash flows from investing activities:
    Purchases of marketable securities                 (18.5)          (14.0)
    Proceeds from sales of marketable securities        20.1            12.5
    Additions to fixed assets                          (68.2)          (98.0)
    Proceeds from sales of businesses                      -           333.2
    Increase in advances receivable                        -           (36.9)
    Acquisition of business, net of cash acquired          -           (42.7)
    Other                                               (1.5)            9.0
                                                    ---------      ----------

      Cash provided (used) by investing activities     (68.1)          163.1
                                                    ---------      ----------

Cash flows from financing activities:
    Proceeds from bank borrowings                       14.6            26.3
    Repayments of bank borrowings                      (14.8)          (92.4)
    Proceeds from long-term debt                         0.4            86.9
    Repayments of long-term debt                        (1.8)         (116.9)
    Repurchases of common stock                        (30.1)              -
    Other                                                2.2            (0.9)
                                                    ---------      ----------

      Cash used by financing activities                (29.5)          (97.0)
                                                    ---------      ----------

Effect of foreign currency translation on
    cash and cash equivalents                            2.3             2.4

                                                    ---------      ----------
Increase (decrease) in cash and cash equivalents
    during the period                                  (39.0)          103.9

Cash and cash equivalents at beginning of period       147.0            51.2
                                                    ---------      ----------

Cash and cash equivalents at end of period          $  108.0       $   155.1
                                                    =========      ==========


Cash paid for:
     Interest                                       $   10.1       $    11.9
     Income taxes                                   $    4.3       $     2.4

    See accompanying Notes to Consolidated Condensed Financial Statements.

                               VARITY CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               Three and Six Months Ended July 31, 1995 and 1994
                                  (Unaudited)
                 (Dollars in millions unless otherwise stated)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by management and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of July 31, 1995 and January 31, 1995, the results of its operations for the three and six months ended July 31, 1995 and 1994 and its cash flows for each of the six month periods ended July 31, 1995 and 1994. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 1995. Results for interim periods are not necessarily indicative of those to be expected for the year.

2. DISCONTINUED OPERATIONS

During the first quarter of fiscal 1995, the Company discontinued its Pacoma components operations (Pacoma). Pacoma manufactures hydraulic cylinders and hydraulic valves and to a lesser degree allied equipment, primarily for producers of construction machines. Such operations had historically been referred to as the Company's 'other' segment. The Company's plan is to sell Pacoma and is working actively to effect such a sale. Although the ultimate gain or loss on disposal cannot be quantified currently, the Company estimates that the disposal, including the results of Pacoma's operations until the sale is completed, will not result in a loss.

As a result of the aforementioned plan, the 'other' segment has been presented as a discontinued operation in the accompanying financial statements. Prior year financial statements have been restated to conform to the current year presentation.

The operating results of the discontinued Pacoma operation are as follows:


                                         Three Months Ended     Six Months Ended
                                              July 31,               July 31,
                                         ------------------     ----------------
                                           1995      1994        1995      1994
                                         --------  --------     ------    ------

    Sales                                   $16.4     $13.1     $34.2     $24.8
                                         ========     =====     =====     =====

    Income (loss) before income taxes       $   -     $  .1     $  .5     $ (.4)
    Income tax provision                        -         -         -         -
                                         --------     -----     -----     -----
    Net income (loss)                       $   -     $  .1     $  .5     $ (.4)
                                         ========     =====     =====     =====

A summary of the assets and liabilities of the discontinued Pacoma operation is as follows:


                                            July 31,  January 31,
                                              1995       1995
                                            --------  -----------

    Current assets                             $21.9        $19.4
    Noncurrent assets                           12.1         11.8
                                               -----        -----
                                                34.0         31.2
                                               -----        -----

    Current liabilities                         10.2          9.2
    Noncurrent liabilities                       1.8          1.8
                                               -----        -----
                                                12.0         11.0
                                               -----        -----
    Net assets of discontinued operation       $22.0        $20.2
                                               =====        =====

Additionally, pursuant to a plan to dispose of its farm equipment segment, during the second quarter of fiscal 1994, the Company completed the sale of its worldwide Massey Ferguson farm machinery business resulting in a gain of $23.2 million. The transaction excluded cash, indebtedness and certain liabilities, primarily pertaining to pension and retiree medical benefits for all former North American Massey Ferguson employees, for which the Company continued to be responsible. Subsequent to the sale, the Company settled its pension benefit obligation related to former Massey Ferguson employees in North America through the purchase of annuity contracts. As a result of the aforementioned plan, the farm equipment segment has been presented as a discontinued operation in the accompanying financial statements.

The operating results of the discontinued Massey Ferguson operation are as follows:


                                Three Months Ended            Six Months Ended
                                     July 31, 1994 /(1)/        July 31, 1994
                                ------------------------      ----------------

    Sales                               $    -                     $253.1
                                        ======                     ======

    Income before income taxes          $    -                     $  5.0
    Income tax provision                     -                        (.6)
                                        ------                     ------
    Net income                          $    -                     $  4.4
                                        ======                     ======

/(1)/Results for the three months ended July 31, 1994 are not included in the consolidated condensed statements of operations as the sale of the Company's farm machinery business, although completed in June 1994, was effective as of April 30, 1994.

3. INVENTORIES

The major classes of inventory are as follows:


                                                       July 31,   January 31,
                                                         1995         1995
                                                       --------   -----------

 Raw material                                          $ 53.3       $ 52.3
 Work in process                                         41.3         36.5
 Finished goods                                          63.5         57.2
                                                       ------       ------
                                                       $158.1       $146.0
                                                       ======       ======

4.  STOCKHOLDERS' EQUITY

The following table summarizes changes in stockholders' equity that occurred during the six months ended July 31, 1995:


                                          Thousands of
                                            shares
                                          outstanding          Equity (Dollars in millions)
                                   -------------------------   ---------------------------------------------------------------------

                                                                                                                            Total
                                    Class II                   Class II            Contri-                                  stock-
                                    preferred         Common   preferred   Common  buted                          Treasury  holders'
                                    stock             stock    stock       stock   surplus   Deficit     Other    stock     equity
                                   -----------        -------  ----------  ------  -------  ---------  ---------  --------  -------

Balance, January 31, 1995            2,001            41,661   $  6.8      $638.4  $656.3   $(419.0)   $(14.1)    $ (84.7)  $783.7

Exercise of stock options                                182                  3.4                                              3.4

Repurchases of common stock                             (871)                                                       (30.1)   (30.1)

Foreign currency translation
 adjustment                                                                                               5.6                  5.6

Dividends on Class II
 preferred stock                                                                               (1.2)                          (1.2)

Unrealized gains on marketable
  securities                                                                                              1.7                  1.7

Net income                                                                                     66.9                           66.9
                                     -----            ------   ------      ------  ------   -------   -------     -------   ------

Balance, July 31, 1995               2,001            40,972   $  6.8      $641.8  $656.3   $(353.3)  $  (6.8)    $(114.8)  $830.0
                                     =====            ======   ======      ======  ======   =======   =======     =======   ======

As of July 31, 1995 options to purchase 2.5 million shares of common stock were outstanding.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION



OVERVIEW

     During the first quarter of fiscal 1995, the Company discontinued its Pacoma components operations (Pacoma). Pacoma manufactures hydraulic cylinders and hydraulic valves and to a lesser degree allied equipment, primarily for producers of construction machines. Such operations have historically been referred to as the Company's 'other' segment. The Company's plan is to sell Pacoma and is working actively to effect such a sale. Although the ultimate gain or loss on disposal cannot be quantified currently, the Company estimates that the disposal, including the results of Pacoma's operations until the sale is completed, will not result in a loss. As a result of the aforementioned plan, the 'other' segment has been presented as a discontinued operation in the accompanying financial statements. Prior year financial statements have been restated to conform to the current year presentation.

     In addition, in June 1994, the Company, pursuant to a plan to dispose of its farm equipment segment, completed the sale of its worldwide Massey Ferguson farm machinery business resulting in a gain of $23.2 million. As a result of the plan and subsequent sale, the farm equipment segment has been presented as a discontinued operation in the accompanying financial statements.

     For the three months ended July 31, 1995, the Company earned $32.7 million ($.78 per share) before the aforementioned discontinued operations on sales of $572.4 million, compared with income before discontinued operations of $22.7 million ($.50 per share) on sales of $504.3 million for the comparable period in the prior year. Net income in the prior year second quarter of $46.0 million ($1.02 per share) included income from discontinued operations of $23.3 million, resulting primarily from the sale of the farm equipment segment. For the six months ended July 31, 1995, the Company earned $66.4 million ($1.58 per share) before the aforementioned discontinued operations on sales of $1,167.7 million, compared with income of $48.2 million ($1.06 per share) on sales of $998.4 million for the comparable period in fiscal 1994. Fiscal 1994 sales did not include $21 million of intercompany sales from the engines segment to the discontinued farm equipment operation. Sales to this same customer are reflected as third party sales in fiscal 1995. Income from discontinued operations was $.5 million ($.01 per share) for the six months ended July 31, 1995 as compared to $27.2 million ($.61 per share) in the prior year, which included $4.4 million of earnings from the discontinued farm equipment segment and the related gain on sale of $23.2 million, for which no similar amounts exist in fiscal 1995.

SEGMENT OPERATING REVIEW


(Dollars in millions)                     Three Months Ended             Six Months Ended
                                                July 31,                       July 31,
                                        ----------------------           -------------------
                                                          %                             %
                                        1995     1994   Change           1995     1994   Change
                                        ----     ----   ------           ----     ----   ------
Sales:
 Automotive products:
  Brake Systems                        $ 283    $ 271       4           $   604  $ 566       7
  Heavy Duty Brakes                       31       41     (24)               65     87     (25)
  Eliminations                            (1)      (5)      -                (2)   (11)      -
                                       -----    -----                   -------  -----
                                         313      307       2               667    642       4
 Engines                                 259      197      31               500    377      33
 Intercompany sales to discontinued
  farm equipment operation                 -        -       -                 -    (21)      -
                                       -----    -----                   -------  -----
   Total                               $ 572    $ 504      13           $ 1,167  $ 998      17
                                       =====    =====                   =======  =====

Operating income (loss):
 Automotive products:
  Brake Systems                        $  28    $  24      17           $    60  $  50      20
  Heavy Duty Brakes                        -       (2)      -                 -     (1)      -
                                       -----    -----                   -------  -----
                                          28       22      27                60     49      22
 Engines                                  23       16      44                43     29      48
                                       -----    -----                   -------  -----
   Total                               $  51    $  38      34           $   103  $  78      32
                                       =====    =====                   =======  =====

AUTOMOTIVE PRODUCTS

  United States light vehicle demand during the second quarter of fiscal 1995 improved modestly as measured by a 2% increase in vehicle sales over the comparable fiscal 1994 period, with sales of light trucks increasing 4%. However, North American industry production of light vehicles which incorporate Kelsey-Hayes' products and influences the Company's automotive products segment, decreased 3% during the same period with light truck production being flat. Despite this decrease, within Varity's automotive products segment, Kelsey-Hayes brake systems benefitted from secular anti-lock braking systems (ABS) growth and its strategic position as a supplier of ABS and foundation (conventional) brakes for several stronger selling pickup trucks, vans and sport utility vehicles. As a result, Kelsey-Hayes brake systems recorded sales of $283 million in the quarter ended July 31, 1995, an increase of 4% over fiscal 1994. Year to date, Kelsey-Hayes brake systems sales increased 7% to $604 million despite a 1% decrease in North American production of light trucks from the prior year's first half. The increase in sales is attributable to secular ABS growth and replacement of two-wheel ABS with higher value four-wheel systems.

  Kelsey-Hayes brake systems segment operating income in the second quarter increased by 17% to $28 million from $24 million in the second quarter of the prior year. Year to date, such earnings improved 20% to $60 million as compared to the first half of fiscal 1994. Earnings improvement over the prior year's same periods is a direct result of increased sales and the continued focus on implementing cost reductions and productivity improvements.

  The automotive products segment also includes sales of products for the heavy and medium duty truck and trailer market by Dayton Walther, a wholly-owned subsidiary of the Company. Sales of this unit declined $10 million to $31 million in the second quarter of 1995. Year to date, sales decreased $22 million to $65 million. These decreases were primarily a result of the cessation of an unprofitable light-duty truck contract which was completed in the fourth quarter of fiscal 1994. Operating profits were breakeven for the three and six months ended July 31, 1995, as compared to losses of $2 million and $1 million in the second quarter and first half, respectively, of fiscal 1994.

ENGINES

  Demand for diesel engines in the major market sectors in which the Company's Perkins engines segment participates (agricultural, construction, industrial and power generation) continued to improve during the second quarter of fiscal 1995 as manufacturers that incorporate such equipment in their products experienced an increase in demand, particularly in the United States and Europe. For Perkins, this was particularly apparent in the European agricultural sector and the United States and European construction markets, all of which experienced higher sales, reflecting both increased sales to certain existing accounts in connection with new engine applications and an expanding customer base. In addition, during the second quarter of fiscal 1994, Perkins acquired Dorman Diesels Limited (Dorman), a manufacturer of diesel and natural gas powered engines in the 1,000 to 2,500 horsepower range, designed primarily for the power generation sector, which added approximately $19 million and $37 million of incremental sales in the second quarter and first half, respectively, of fiscal 1995. As a result, total engines segment sales increased 31% to $259 million in the quarter ended July 31, 1995 and 33% to $500 million in the first half of fiscal 1995, as compared with the same periods in the prior year.

  Operating income for the engines segment increased 44% to $23 million in the second quarter and 48% to $43 million in the first half of fiscal 1995, reflecting the benefit of higher sales and on-going success with margin improvement and cost control programs, despite increases of $1 million and $7 million in engineering and product development expenditures for new engine programs in the current quarter and first half of fiscal 1995, respectively. Dorman contributed $2 million and $4 million of incremental operating profits in the current quarter and first half of fiscal 1995, respectively.

NON-SEGMENT OPERATING REVIEW

  Interest expense declined $1.1 million to $4.6 million for the three months ended July 31, 1995, and $1.9 million to $9.6 million for the six months ended July 31, 1995, principally due to lower average debt outstanding in the current year as compared to the same periods of fiscal 1994.

  Income taxes increased to $8.8 million and $17.7 million for the three and six
months ended July 31, 1995, respectively.   The Company's effective tax rate
increased to 23%, since, as a result of the sale of Massey Ferguson, certain foreign income is no longer sheltered against farm equipment losses within the same taxing jurisdiction.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  Liquidity during the current quarter was provided from ongoing operations and existing cash reserves. Cash provided from operations during the first half of fiscal 1995 amounted to $56.3 million.

  Unused long-term and short-term lines of credit at July 31, 1995 were $164.9 million and $110.3 million, respectively. Management believes that Varity's improved financial condition and operating results will continue to improve its access to credit markets and that its credit facilities and cash flow from operations will continue to be sufficient to meet its operating needs.

  Certain of the Company's loan agreements provide for financial covenants relating to such matters as the maintenance of specified financial ratios and minimum net worth. Certain loan agreements also contain cross-default provisions. At July 31, 1995, the Company and each of its subsidiaries were in compliance with their financial covenants. Management expects that the Company and each of its subsidiaries will remain in compliance during the period ending July 31, 1996.

  Receivables decreased $11.6 million to $347.1 million at July 31, 1995 from $358.7 million at January 31, 1995, primarily due to lower sales in the current quarter (resulting from seasonal plant shutdowns in industries in which the Company participates) as compared to the fourth quarter of fiscal 1994, offset in part by fluctuations associated with foreign exchange.

  Inventories of raw materials, work-in-process and finished products increased $12.1 million to $158.1 million at July 31, 1995 from $146.0 million at January 31, 1995, primarily due to fluctuations associated with foreign exchange and routine adjustments in manufacturing schedules.

  Accounts payable and accrued liabilities decreased during the first half of fiscal 1995 to $262.5 million and $230.9 million, respectively, at July 31, 1995, primarily due to scheduled temporary plant shutdowns occurring late in the current quarter, offset in part by fluctuations associated with foreign exchange.

  Net fixed assets increased $30.8 million to $644.0 million at July 31, 1995 due to capital additions exceeding depreciation and disposals. Capital expenditures for the first six months of fiscal 1995 were $68.2 million compared to $98.0 million last year, and depreciation and amortization were $41.7 million and $35.5 million, respectively, for the same periods. Capital expenditures for fiscal 1995 should approximate $175 million. These expenditures will be mainly for normal equipment replacements and operating improvements related to reducing costs and increasing output.

       Other long-term liabilities increased by $3.0 million to $321.8 million at July 31, 1995 from $318.8 million at January 31, 1995, primarily due to fluctuations associated with foreign exchange.

  Stockholders' equity increased by $46.3 million to $830.0 million at July 31, 1995. The increase resulted primarily from net income of $66.9 million and a favorable change in the cumulative foreign currency translation adjustment of $5.6 million, partially offset by repurchases of 871,000 shares of common stock amounting to $30.1 million and preferred dividends paid of $1.2 million.

  The Company enters into forward exchange contracts to hedge certain firm sales commitments, net of offsetting purchases, denominated in foreign currencies. In addition, forward exchange contracts are entered into for a portion of anticipated sales commitments, net of anticipated purchases, expected to be denominated in foreign currencies. The purpose of such foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from the sale of products to foreign customers (net of purchases from foreign suppliers) will be adversely affected by fluctuations in exchange rates. The Company does not hold or issue forward exchange contracts or other financial instruments for trading purposes.

  The Company has ongoing short-term cash requirements for working capital, capital expenditures, dividends, interest and debt payments. The Company believes that its cash requirements will be met through internally and externally generated sources, existing cash balances and utilization of available borrowing facilities.

  As a result of the Company's concerted actions over the past three years to reduce debt and increase operating efficiencies, the Company's financial position and liquidity have improved markedly. The Company believes these actions have improved its access to capital markets and will better posture the Company to finance investment in and expansion of the growth areas of its businesses. In order to maintain financial flexibility the Company has filed with the Securities and Exchange Commission a registration statement covering $100 million of debt securities of the Company and Kelsey-Hayes but which has not yet become effective; the Company has no immediate plans to make an offering under such registration statement.

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

OUTLOOK

  The Company continues to believe that its automotive products segment is positioned to increase sales and margins in fiscal 1995, even with weaker North American light vehicle production, as a result of secular ABS penetration and as actions taken to relieve capacity constraints and enhance productivity continue to provide positive returns. Kelsey-Hayes is aggressively pursuing additional margin enhancements and world-class manufacturing status in its foundation brakes business. Cost reduction actions will be implemented to reduce floor space and labor content concurrent with the introduction of new manufacturing processes and rationalization of work flow on the plant floor, the net effect of which will be to maintain or increase productive capacity under a lower cost structure. Several alternatives are being explored and as a result, it is likely that a pre-tax charge in the range of $10 - $25 million will be recorded during fiscal 1995 with respect to these actions.

  Continued improvements in manufacturing processes, in addition to an expanding customer base arising from strategic alliances developed in prior years, have positioned the Perkins engines segment for continued growth in sales and operating margins despite uncertainty as to the economic health of many markets throughout the world and anticipated increases in its new product research and development expenditures in fiscal 1995 to support new engine programs.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

   None.

ITEM 2.  CHANGES IN REGISTERED SECURITIES

   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On May 25, 1995 at the Annual Meeting of Stockholders the following matters were voted on:

   1. Election of Directors. A total of 38,379,365 votes were cast in the election of directors. The following persons received the number of votes indicated below and were all elected to be directors of Varity Corporation.


           Name              Votes For   Votes Withheld
           ----              ----------  --------------

      Paul M.F. Cheng        38,249,791     129,574
      William A. Corbett     37,911,016     468,349
      Thomas N. Davidson     38,262,306     117,059
      Robert M. Gates        38,259,490     119,875
      Luiz F. Kahl           38,264,008     115,357
      Vincent D. Laurenzo    37,886,147     493,218
      W. Darcy McKeough      38,260,256     119,109
      Sir Bryan Nicholson    37,914,208     465,157
      Victor A. Rice         37,885,881     493,484
      Warren S. Rustand      38,260,598     118,767
      William R. Teschke     38,259,746     119,619
      Robin H. Warrender     38,255,175     124,190

   2. Ratification of Auditors. A total of 38,312,801 votes were cast for, 16,988 votes were cast against, and 49,576 votes abstained from voting on the ratification of KPMG Peat Marwick as the Company's independent auditors. Accordingly, the appointment of the auditors was approved.

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



VARITY CORPORATION



/s/ N.D. Arnold                      /s/ Mark J. MacGuidwin

-----------------------------------  ----------------------------------------
N.D. Arnold                          Mark J. MacGuidwin
Senior Vice President and            Vice President, Controller
Chief Financial Officer              (Principal Accounting Officer)
(Principal Financial Officer)



September 8, 1995

                               VARITY CORPORATION
                               INDEX TO EXHIBITS


Exhibit
Number
------


10.0 MATERIAL CONTRACTS

     10.1 LOAN AGREEMENTS

     (j) - Amended and restated Credit Agreement dated as of May 1, 1995 between Kelsey-Hayes Company, The Chase Manhattan Bank N.A., as agent, and The Bank of Nova Scotia, as co-agent.

     (k) - Amended and restated Credit Agreement dated as of July 14, 1995 between Dayton Walther Corporation, The Bank of Nova Scotia and NBD Bank, N.A.

           (i) Varity Corporation Guarantee dated July 14, 1995 to The Bank of Nova Scotia and NBD Bank, N.A.

11.0 PRIMARY EARNINGS PER SHARE COMPUTATIONS

     11.1 PRIMARY EARNINGS PER SHARE COMPUTATIONS FOR THREE MONTHS ENDED JULY 31, 1995 AND 1994

     11.2 PRIMARY EARNINGS PER SHARE COMPUTATIONS FOR SIX MONTHS ENDED JULY 31, 1995 AND 1994

27.0 FINANCIAL DATA SCHEDULE

     27.1 SIX MONTHS ENDED JULY 31, 1995

     27.2 SIX MONTHS ENDED JULY 31, 1994 (RESTATED)