Form 10-Q
period 1995-10-31
VARITY CORP
filed 1995-12-13
CIK 63118

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 31, 1995

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________


Commission file number:  1-5190


                               VARITY CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                          22-3091314
              --------                          ----------

    (State or other jurisdiction               (IRS Employer
          of Incorporation)                    Identification No.)


672 DELAWARE AVENUE, BUFFALO, NEW YORK                  14209
--------------------------------------                  -----
(Address of principal executive offices)             (Zip Code)



             Telephone number including area code: (716) 888-8000



  -----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


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


   THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 17, 1995 WAS 40,160,696 SHARES.



                       Exhibit index appears on page 16.

                               VARITY CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION:                                   PAGE
Item 1.  Financial Statements
         Consolidated Condensed Statements of Operations........     3
         Consolidated Condensed Balance Sheets..................     4
         Consolidated Condensed Statements of Cash Flows........     5
         Notes to Consolidated Condensed Financial Statements...     6
Item 2.  Management's Discussion and Analysis...................     9

PART II. OTHER INFORMATION:
  Item 1. -  Legal Proceedings..................................    14
  Item 2. -  Changes in Registered Securities...................    14
  Item 3. -  Defaults upon Senior Securities....................    14
  Item 4. -  Submission of Matters to a Vote of Security Holders    14
  Item 5. -  Other Information..................................    14
  Item 6.(a) -  Exhibits........................................    14
  Item 6.(b) -  Reports on Form 8-K.............................    14

  SIGNATURES....................................................    15




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

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                              VARITY CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    THREE AND NINE MONTHS ENDED OCTOBER 31,

                                  (Unaudited)

                (Dollars in millions except per share amounts)

                                                       Three Months        Nine Months
                                                     Ended October 31,   Ended October 31,
                                                       1995     1994      1995      1994
                                                       ----     ----      ----      ----
Sales                                                 $ 594.7  $ 590.8  $1,762.4  $1,589.2
                                                      -------  -------  --------  --------
Expenses:
 Cost of goods sold                                     478.9    483.6   1,428.3   1,305.1
 Marketing, general and administration                   43.9     43.5     130.5     120.2
 Engineering and product development                     25.5     21.1      72.0      62.4
 Interest, net                                            4.3      4.4      13.9      15.9
 Other (income) expense, net                              0.8      1.7      (0.7)     (0.7)
 Restructuring charges, net (Note 3)                     14.6        -      14.6         -
                                                      -------  -------  --------  --------
                                                        568.0    554.3   1,658.6   1,502.9
                                                      -------  -------  --------  --------

Income before income taxes, earnings of associated
 companies and discontinued operations                   26.7     36.5     103.8      86.3

Income tax provision                                     (9.5)    (6.9)    (27.2)    (15.3)
                                                      -------  -------  --------  --------

Income before earnings of associated companies and
 discontinued operations                                 17.2     29.6      76.6      71.0

Equity in earnings of associated companies                3.6      3.4      10.6      10.2
                                                      -------  -------  --------  --------

Income before discontinued operations                    20.8     33.0      87.2      81.2
                                                      -------  -------  --------  --------

Discontinued operations (Note 2):
 Earnings (loss) from discontinued operations               -     (0.3)      0.5       3.7
 Gain on sale of discontinued operations                    -        -         -      23.2
                                                      -------  -------  --------  --------
                                                            -     (0.3)      0.5      26.9
                                                      -------  -------  --------  --------

Net income                                            $  20.8  $  32.7  $   87.7  $  108.1
                                                      =======  =======  ========  ========
Income attributable to common stockholders            $  20.2  $  32.1  $   85.9  $  106.3

Earnings per common share:

 Before discontinued operations                       $  0.49  $  0.73  $   2.07  $   1.79

 Discontinued operations                                    -        -      0.01      0.61
                                                      -------  -------  --------  --------

 Net income                                           $  0.49  $  0.73  $   2.08  $   2.40
                                                      =======  =======  ========  ========
Weighted average shares of common stock
 and equivalents (in thousands)                        41,385   44,165    41,386    44,334

See accompanying Notes to Consolidated Condensed Financial Statements.

                              VARITY CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (Unaudited)

                             (Dollars in millions)

                                                      October 31,  January 31,
                                                          1995        1995
                                                      -----------  -----------
Assets
Current assets:
 Cash and cash equivalents                               $  147.0     $  147.0
 Marketable securities                                       42.4         42.7
 Receivables                                                406.2        367.7
 Inventories (Note 4)                                       164.4        146.0
 Prepaid expenses and other                                  24.1         19.9
 Net assets of discontinued operation (Note 2)                  -         11.2
                                                         --------     --------
Total current assets                                        784.1        734.5

Investments in associated and other companies               117.3        103.1
Fixed assets, net                                           649.5        613.2
Other assets and intangibles                                356.8        361.7
                                                         --------     --------
                                                         $1,907.7     $1,812.5
                                                         ========     ========

Liabilities
Current liabilities:
 Current portion of long-term debt and notes payable     $    5.9     $    5.3
 Accounts payable                                           299.5        286.2
 Accrued liabilities                                        276.6        255.1
                                                         --------     --------
Total current liabilities                                   582.0        546.6
                                                         --------     --------

Non-current liabilities:
 Long-term debt                                             166.6        163.4
 Other long-term liabilities                                326.3        318.8
                                                         --------     --------
Total non-current liabilities                               492.9        482.2
                                                         --------     --------

Stockholders' equity (Note 5):
 Preferred stock                                              6.8          6.8
 Common stock                                               643.4        638.4
 Contributed surplus                                        656.3        656.3
 Deficit                                                   (333.1)      (419.0)
 Other                                                      (10.1)       (14.1)
 Less treasury stock at cost                               (130.5)       (84.7)
                                                         --------     --------
Total stockholders' equity                                  832.8        783.7
                                                         --------     --------
                                                         $1,907.7     $1,812.5
                                                         ========     ========

    See accompanying Notes to Consolidated Condensed Financial Statements.

                              VARITY CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED OCTOBER 31,

                                  (Unaudited)

                             (Dollars in millions)



                                                         1995        1994
                                                         ----        ----

Cash flows from operating activities:
   Net income                                        $    87.7    $   108.1
   Adjustments to reconcile net income to cash
       provided by operating activities:
          Depreciation and amortization                   64.2         53.6
          Other                                          (36.3)      (148.9)
                                                     ---------    ---------
      Cash provided by operating activities              115.6         12.8
                                                     ---------    ---------

Cash flows from investing activities:
    Purchases of marketable securities                   (32.3)       (23.6)
    Proceeds from sales of marketable securities          34.7         42.8
    Additions to fixed assets                           (101.7)      (120.2)
    Proceeds from sales of businesses                      9.3        333.2
    Acquisition of business, net of cash acquired            -        (42.7)
    Other                                                 (2.4)        11.6
                                                     ---------    ---------

      Cash provided (used) by investing activities       (92.4)       201.1
                                                     ---------    ---------

Cash flows from financing activities:
    Proceeds from bank borrowings                         16.3         37.6
    Repayments of bank borrowings                        (14.0)      (102.1)
    Proceeds from long-term debt                           3.6         97.9
    Repayments of long-term debt                          (3.2)      (126.7)
    Repurchases of common stock                          (30.1)       (21.9)
    Other                                                  3.2         (0.8)
                                                     ---------    ---------

      Cash used by financing activities                  (24.2)      (116.0)
                                                     ---------    ---------

Effect of foreign currency translation on
    cash and cash equivalents                              1.0          8.4
                                                     ---------    ---------

Increase in cash and cash equivalents
    during the period                                        -        106.3

Cash and cash equivalents at beginning of period         147.0         51.2
                                                     ---------    ---------

Cash and cash equivalents at end of period           $   147.0    $   157.5
                                                     =========    =========

Cash paid for:
     Interest                                        $    10.6    $    12.9
     Income taxes                                    $     5.2    $     3.0



    See accompanying Notes to Consolidated Condensed Financial Statements.

                               VARITY CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

             Three and Nine Months Ended October 31, 1995 and 1994
                                  (Unaudited)
                 (Dollars in millions unless otherwise stated)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by management and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 31, 1995 and January 31, 1995, the results of its operations for the three and nine months ended October 31, 1995 and 1994 and its cash flows for each of the nine month periods ended October 31, 1995 and 1994. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 1995. Results for interim periods are not necessarily indicative of those to be expected for the year.

2. DISCONTINUED OPERATIONS

In October 1995, the Company sold substantially all the net operating assets of its Pacoma components operations (Pacoma) at book value, resulting in no gain or
loss.   Pacoma manufactured hydraulic cylinders and hydraulic valves and to a lesser degree allied equipment, primarily for producers of construction machines. Such operations had historically been referred to as the Company's 'other' segment. The transaction excluded cash, receivables, indebtedness and certain liabilities, primarily pertaining to pensions for all former Pacoma employees. Prior years' financial statements have been restated to conform to the current year presentation.

The operating results of the discontinued Pacoma operation are as follows:/(1)/


                                         Three Months Ended    Nine Months Ended
                                             October 31,          October 31,
                                         -------------------   -----------------
                                           1995      1994       1995       1994
                                           ----      ----       ----       ----

    Sales                                   $ 9.9     $14.2     $44.1     $39.0
                                            =====     =====     =====     =====

    Income (loss) before income taxes       $   -     $(0.3)    $  .5     $(0.7)
    Income tax provision                        -         -         -         -
                                            -----     -----     -----     -----
    Net income (loss)                       $   -     $(0.3)    $  .5     $(0.7)
                                            =====     =====     =====     =====

/(1)/ Includes the period up to and including September 29, 1995, the effective date of the sale.

A summary of the assets and liabilities of the discontinued Pacoma operation is as follows:


                                         January 31,
                                            1995
                                         -----------
Current assets                               $10.4
Noncurrent assets                             11.8
                                             -----
                                              22.2
                                             -----

Current liabilities                            9.2
Noncurrent liabilities                         1.8
                                             -----
                                              11.0
                                             -----
Net assets of discontinued operation         $11.2
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

The operating results of the discontinued Massey Ferguson operation are as follows:

                                  Nine Months Ended
                                  October 31, 1994
                                  -----------------
    Sales                               $253.1
                                        ======

    Income before income taxes          $  5.0
    Income tax provision                   (.6)
                                        ------
    Net income                          $  4.4
                                        ======

3.  RESTRUCTURING CHARGES

During the third quarter of fiscal 1995, the Company recognized net restructuring charges in the amount of $14.6 million related to its Kelsey-Hayes foundation brakes business. Such charges included costs associated with a conventional brake plant closure in Canada and write-downs of non-performing assets, partially offset by a gain on the sale of its non-core door lock actuator business.

The Company continues to explore potential additional actions, including the possibility of closing another plant, related to the further rationalization of its foundation brakes business intended to reduce floor space and labor content concurrent with the introduction of new manufacturing processes, the net effect of which will be to maintain or increase productive capacity under a lower cost structure. Such actions may result in the recognition of additional restructuring charges in the fourth quarter of fiscal 1995 or the first quarter of fiscal 1996. An estimate of future restructuring charges, if any, is not available at this time.

4.    INVENTORIES

The major classes of inventory are as follows:

                                                  October 31,   January 31,
                                                      1995         1995
                                                  -----------   -----------
   Raw material                                        $ 61.0       $ 52.3
   Work in process                                       38.9         36.5
   Finished goods                                        64.5         57.2
                                                       ------       ------
                                                       $164.4       $146.0
                                                       ======       ======

5.    STOCKHOLDERS' EQUITY

The following table summarizes changes in stockholders' equity that occurred during the nine months ended October 31, 1995:

                                        Thousands of
                                          shares
                                        outstanding            Equity (Dollars in millions)
                                        -----------            --------------------------------------------------------------------
                                                                                                                            Total
                                    Class II                    Class II          Contri-                                   stock-
                                    preferred       Common     preferred  Common  buted                          Treasury   holders'
                                      stock         stock        stock    stock   surplus   Deficit     Other     stock     equity
                                    ---------       ------     ---------  ------  -------   -------     -----    --------   -------

Balance, January 31, 1995              2,001         41,661      $6.8     $638.4   $656.3   $(419.0)   $(14.1)   $ (84.7)   $783.7

Exercise of stock options                               246                  5.0                                               5.0

Repurchases of common stock                          (1,325)                                                       (45.8)    (45.8)

Foreign currency translation
 adjustment                                                                                               1.9                  1.9

Dividends on Class II
 preferred stock                                                                               (1.8)                          (1.8)

Unrealized gains on marketable
  securities                                                                                              2.1                  2.1
Net income                                                                                     87.7                           87.7
--------------------------------       -----         ------      ----     ------   ------   --------   -------   --------   ------
Balance, October 31, 1995              2,001         40,582      $6.8     $643.4   $656.3   $(333.1)   $(10.1)   $(130.5)   $832.8
================================       =====         ======      ====     ======   ======   ========   =======   ========   ======

As of October 31, 1995 options to purchase 2.5 million shares of common stock were outstanding.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION



OVERVIEW

     During the third quarter of fiscal 1995, the Company recognized net restructuring charges in the amount of $14.6 million related to its Kelsey-Hayes foundation brakes business. Such charges included costs associated with a conventional brake plant closure in Canada and write-downs of non-performing assets, partially offset by a gain on the sale of its non-core door lock actuator business.

     The Company continues to explore potential additional actions, including the possibility of closing another plant, related to the further rationalization of its foundation brakes business intended to reduce floor space and labor content concurrent with the introduction of new manufacturing processes, the net effect of which will be to maintain or increase productive capacity under a lower cost structure. Such actions may result in the recognition of additional restructuring charges in the fourth quarter of fiscal 1995 or the first quarter of fiscal 1996. An estimate of future restructuring charges, if any, is not available at this time.

     In October 1995, the Company sold substantially all the net operating assets of Pacoma at book value, resulting in no gain or loss. Such operations have historically been referred to as the Company's 'other' segment. As a result of the sale, the 'other' segment has been presented as a discontinued operation in the accompanying financial statements. Prior year financial statements have been restated to conform to the current year presentation.

     In addition, in June 1994, the Company, pursuant to a plan to dispose of its farm equipment segment, completed the sale of its worldwide Massey Fergus on farm machinery business resulting in a gain of $23.2 million. As a result of the plan and subsequent sale, the farm equipment segment has been presented as a discontinued operation in the accompanying financial statements.

     For the three months ended October 31, 1995, the Company earned $20.8 million ($.49 per share) on sales of $594.7 million, compared with income before discontinued operations of $33.0 million ($.73 per share) on sales of $590.8 million for the comparable period in the prior year. Excluding the effect of the Company's restructuring charge in the current quarter, income from continuing operations amounted to $35.4 million ($.84 per share), an increase of 7% from the prior year's third quarter. Net income in the prior year third quarter of $32.7 million ($.73 per share) included losses from discontinued operations of $0.3 million. For the nine months ended October 31, 1995, the Company earned $87.2 million ($2.07 per share) before the aforementioned discontinued operations on sales of $1,762.4 million, compared with income of $81.2 million ($1.79 per share) on sales of $1,589.2 million for the comparable period in fiscal 1994. Fiscal 1994 sales did not include $21 million of intercompany sales from the engines segment to the discontinued farm equipment operation. Sales to this same customer are reflected as third party sales in fiscal 1995. Excluding the effect of the Company's restructuring charge, income from continuing operations amounted to $101.8 million ($2.42 per share), an increase of 25% from the prior year's first nine months. Income from discontinued operations was $.5 million ($.01 per share) for the nine months ended October 31, 1995 as compared to $26.9 million ($.61 per share) in the prior year, which included $4.4 million of earnings from the discontinued farm equipment segment and the related gain on sale of $23.2 million, for which no similar amounts exist in fiscal 1995.

SEGMENT OPERATING REVIEW


(Dollars in millions)                    Three Months Ended           Nine Months Ended
                                              October 31,                 October 31,
                                              -----------                 -----------
                                                             %                           %
                                        1995     1994   Change      1995    1994    Change
                                        ----     ----   ------      ----    ----    ------
Sales:
 Automotive products:
  Brake Systems                        $ 334     $334      -        $  938   $  900      4
  Heavy Duty Brakes                       30       41    (27)           95      128    (26)
  Eliminations                             -       (3)     -            (2)     (14)     -
                                       -----     ----               ------   ------
                                         364      372     (2)        1,031    1,014      2
 Engines                                 231      219      5           731      596     23
 Intercompany sales to discontinued
  farm equipment operation                 -        -      -             -      (21)     -
                                       -----     ----               ------   ------
   Total                               $ 595     $591      1        $1,762   $1,589     11
                                       =====     ====               ======   ======

Operating income (loss):
 Automotive products:
  Brake Systems /(1)/                  $  20     $ 37    (46)       $   80   $   87     (8)
  Heavy Duty Brakes                        -       (2)     -             -       (3)     -
                                       -----     ----               ------   ------
                                          20       35    (43)           80       84     (5)
 Engines                                  21       17     24            64       46     39
                                       -----     ----               ------   ------
   Total                               $  41     $ 52    (21)       $  144   $  130     11
                                       =====     ====               ======   ======

/(1)/ Inclusive of restructuring charges, net for the three and nine months ended October 31, 1995 of $14.6 million. Excluding such charges, segment operating income for Brake Systems and in total would have been $35 million and $56 million, respectively, for the three months and $95 million and $159 million for the nine months ended October 31, 1995.

AUTOMOTIVE PRODUCTS

  United States light vehicle demand during the third quarter of fiscal 1995 declined as measured by a 2% decrease in vehicle sales over the comparable fiscal 1994 period, with sales of light trucks falling 1%. In addition, North American industry production of light vehicles, which incorporates Kelsey-Hayes' products and influences the Company's automotive products segment, decreased 4%
during the same period with light truck production decreasing by 2%.   Despite
these decreases, within Varity's automotive products segment, Kelsey-Hayes brake systems benefitted from secular anti-lock braking systems (ABS) growth, partially mitigated by a decline in conventional brake sales associated with the lower North American passenger car production of certain platforms on which Kelsey-Hayes has significant content. As a result, Kelsey-Hayes brake systems recorded sales of $334 million in the quarter ended October 31, 1995, level with the third quarter of fiscal 1994. Year to date, Kelsey-Hayes brake systems sales increased 4% to $938 million despite a 2% decrease in North American production of light vehicles from the prior year's first nine months. The increase in sales is attributable to secular ABS growth and replacement of two-wheel ABS with higher value four-wheel systems.

  During the third quarter of fiscal 1995, the Company recognized net restructuring charges in the amount of $14.6 million related to its Kelsey-Hayes foundation brakes business. Such charges included costs associated with a conventional brake plant closure in Canada and write-downs of non-performing assets, partially offset by a gain on the sale of its non-core door lock actuator business, which had historically contributed approximately $40 million of sales annually.

  Excluding the aforementioned restructuring charge, Kelsey-Hayes brake systems segment operating income in the third quarter decreased marginally to $35 million from $37 million in the third quarter of the prior year. Continued improvement in margins associated with the ABS business was offset by inefficiencies associated with unexpected changes in OEM manufacturing schedules during the quarter and costs associated with accelerated investment activities related to recently announced new business activities in Asia. Year to date, such earnings before restructuring charges improved 9% to $95 million as compared to the first nine months of fiscal 1994. Earnings improvement over the prior year's first nine months is a direct result of increased sales and the continued focus on implementing cost reductions and productivity improvements, partially mitigated by the aforementioned changes in OEM manufacturing schedules and increased activity in Asia.

  The automotive products segment also includes sales of products for the heavy and medium duty truck and trailer market by Dayton Walther, a wholly-owned subsidiary of the Company. Sales of this unit declined $11 million to $30 million in the third quarter of 1995. Year to date, sales decreased $33 million to $95 million. These decreases were primarily a result of the cessation of an unprofitable light-duty truck contract which was completed in the fourth quarter of fiscal 1994. Operating profits were breakeven for the three and nine months ended October 31, 1995, as compared to losses of $2 million and $3 million in the third quarter and first nine months, respectively, of fiscal 1994, despite a rapidly declining medium and heavy duty truck and trailer market in 1995. Improved operating results were due to the cessation of the unprofitable contract, productivity enhancements and related cost reductions.

ENGINES

  Demand for diesel engines in the major market sectors in which the Company's Perkins engines segment participates (agricultural, construction, industrial and power generation) continued to improve during the third quarter of fiscal 1995, although at a lesser rate than the previous two quarters, as manufacturers that incorporate such equipment in their products generally experienced increased demand. Total engines segment sales increased 5% to $231 million in the quarter ended October 31, 1995 and 23% to $731 million in the first nine months of fiscal 1995, as compared with the same periods in the prior year. These increases reflect both increased sales to certain existing accounts in connection with new engine applications and an expanding customer base, offset by some softness in certain European markets which tempered quarterly sales growth. In addition, during the second quarter of fiscal 1994, Perkins acquired Dorman Diesels Limited (Dorman), a manufacturer of diesel and natural gas powered engines in the 1,000 to 2,500 horsepower range, designed primarily for the power generation sector, which added approximately $40 million of incremental sales in the first nine months of fiscal 1995.

  Operating income for the engines segment increased 24% to $21 million in the third quarter and 39% to $64 million in the first nine months of fiscal 1995, reflecting the benefit of higher sales and on-going success with margin improvement and cost control programs, despite increases of $3 million and $11 million in engineering and product development expenditures for new engine programs in the current quarter and first nine months of fiscal 1995, respectively. Dorman contributed $4 million of incremental operating profits in the first nine months of fiscal 1995.

NON-SEGMENT OPERATING REVIEW

  Interest expense declined $.1 million to $4.3 million for the three months ended October 31, 1995, and $2.0 million to $13.9 million for the nine months ended October 31, 1995, principally due to lower average debt outstanding in the current year as compared to the same periods of fiscal 1994.

  Income taxes increased to $9.5 million and $27.2 million for the three and
nine months ended October 31, 1995, respectively.   The Company's effective tax
rate increased to 23%, since, as a result of the sale of Massey Fergus on, certain foreign income is no longer sheltered against farm equipment losses within the same taxing jurisdiction.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  Liquidity during the current quarter was provided from ongoing operations and existing cash reserves. Cash provided from operations during the first nine months of fiscal 1995 amounted to $115.6 million as compared to $12.8 million in the same period last year. This improvement in cash provided reflects improved working capital management and approximately $60 million in one-time contributions to fund North American pension plans in the first nine months of fiscal 1994.

  Unused long-term and short-term lines of credit at October 31, 1995 were $160.3 million and $115.8 million, respectively. Management believes that Varity's improved financial condition and operating results will continue to improve its access to credit markets and that its credit facilities and cash flow from operations will continue to be sufficient to meet its operating needs.

  Certain of the Company's loan agreements provide for financial covenants relating to such matters as the maintenance of specified financial ratios and minimum net worth. Certain loan agreements also contain cross-default provisions. At October 31, 1995, the Company and each of its subsidiaries were in compliance with their financial covenants. Management expects that the Company and each of its subsidiaries will remain in compliance during the period ending October 31, 1996.

  Receivables increased $38.5 million to $406.2 million at October 31, 1995 from $367.7 million at January 31, 1995, primarily due to $35 million outstanding at October 31, 1995 relating to the sale of Pacoma and the door lock actuator business; $24 million of such amount was collected on November 1, 1995, subsequent to quarter end.

  Inventories of raw materials, work-in-process and finished products increased $18.4 million to $164.4 million at October 31, 1995 from $146.0 million at January 31, 1995, primarily due to routine adjustments in manufacturing schedules.

  Accounts payable and accrued liabilities increased $34.8 million during the first nine months of fiscal 1995 to $576.1 million at October 31, 1995, primarily due to increased throughput and fluctuations associated with foreign exchange.

  Net fixed assets increased $36.3 million to $649.5 million at October 31, 1995 due to capital additions exceeding depreciation and disposals. Capital expenditures for the first nine months of fiscal 1995 were $101.7 million compared to $120.2 million last year, and depreciation and amortization were $64.2 million and $53.6 million, respectively, for the same periods. Capital expenditures for fiscal 1995 should approximate $175 million. These expenditures will be mainly for normal equipment replacements and operating improvements related to reducing costs and increasing output.

  Stockholders' equity increased by $49.1 million to $832.8 million at October 31, 1995. The increase resulted primarily from net income of $87.7 million and a favorable change in the cumulative foreign currency translation adjustment of $1.9 million, partially offset by repurchases of 1,325,000 shares of common stock for $45.8 million and preferred dividends paid of $1.8 million.

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

  During the current quarter the Company announced a proposal for a business combination to acquire the entire equity interest in Hayes Wheels International, Inc. (Hayes Wheels) for $25 per share. The Company currently owns 8,144,000 shares or approximately 46% of the outstanding 17,574,000 shares of Hayes Wheels common stock. A special committee of Hayes Wheels' Board of Directors is reviewing the proposal. The proposal is not subject to any financing condition and the Company is currently reviewing several alternatives to fund the transaction.

  As a result of the Company's concerted actions over the past three years to reduce debt and increase operating efficiencies, the Company's financial position and liquidity have improved markedly. The Company believes these actions have improved its access to capital markets and will better posture the Company to finance investment in and expansion of the growth areas of its businesses. In order to maintain financial flexibility the Company has filed with the Securities and Exchange Commission a registration statement covering $100 million of debt securities of the Company and Kelsey-Hayes which has not yet become effective; the Company has no immediate plans to make an offering under such registration statement.

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

OUTLOOK

  Despite anticipated weaker North American light vehicle production, the Company continues to believe that its automotive products segment is positioned to increase sales and margins during the balance of fiscal 1995 and beyond, as a result of secular ABS penetration and as actions taken to relieve capacity constraints and enhance productivity continue to provide positive returns. Kelsey-Hayes is aggressively pursuing additional margin enhancements and world-class manufacturing status in its foundation brakes business. Cost reduction actions are being implemented to reduce floor space and labor content concurrent with the introduction of new manufacturing processes and rationalization of work flow on the plant floor, the net effect of which will be to maintain or increase productive capacity under a lower cost structure. To date, these actions include the closure of a conventional brake plant in Canada and the sale of the non-core door lock actuator business. The Company continues to explore alternative cost reduction actions, including the possibility of closing another plant, related to the further rationalization of its foundation brakes business. Such actions may result in the recognition of additional restructuring charges in the fourth quarter of fiscal 1995 or the first quarter of fiscal 1996. An estimate of future restructuring charges, if any, is not available at this time.

  Continued improvements in manufacturing processes, in addition to an expanding customer base arising from strategic alliances developed in prior years, have positioned the Perkins engines segment for continued growth in sales and operating margins despite uncertainty as to the economic health of many markets throughout the world and anticipated increases in its new product research and development expenditures in the balance of fiscal 1995 and thereafter to support new engine programs.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

MASSEY COMBINES CORPORATION

In Howe et al. v. Varity Corporation and Massey-Ferguson Inc. (United States District Court, Southern District of Iowa), plaintiffs representing a class of former salaried employees and retirees of Massey-Ferguson Inc. (MF Inc.), commenced an action in 1988 alleging that the defendant corporations sought to avoid their contractual obligations to provide health and insurance benefits and employment termination allowances by transferring the plaintiffs to Massey Combines Corporation (MCC), a Canadian corporation, in 1986, which subsequently entered receivership in 1988.

   The action asserts violations of the Employee Retirement Income Security Act of 1974, breach of fiduciary duty, breach of contract, promissory estoppel, wrongful interference with protected rights and fraudulent misrepresentation. Plaintiffs' motion for a preliminary injunction requiring extension of benefits to retirees and disabled persons pending trial was granted by the lower court but reversed by the appellate court as to retirees. The plaintiffs sought to compel reinstatement of benefits, compensatory damages, punitive damages and the costs of action. In 1991 a jury awarded two subclasses of former employees of MCC and ten individuals formerly employed by MF Inc. $9.8 million in compensatory damages and $36 million in punitive damages against Varity and MF Inc. On March 26, 1993, the district court struck completely the punitive damage award and reduced the compensatory damage award to $8.3 million.

   Upon appeal, on September 29, 1994, the United States Court of Appeals for the Eighth Circuit upheld the district court's denial of punitive damages. In place of the $8.3 million award, the circuit court ordered the Company to reinstate the plaintiffs' medical benefits and awarded them approximately $800,000 in damages for the period during which they were not covered based on a breach of fiduciary duty. The circuit court did not reach alternative theories relied on by the district court. On March 24, 1995, the Supreme Court of the United States granted the Company's petition for a writ of certiorari to review the decision of the circuit court with respect to recovery by the retiree plaintiffs. The Supreme Court heard oral arguments on November 1, 1995. It is not certain when the Supreme Court will render its decision.

   Proceedings in Wells et al. v. MF Inc. and Varity Corporation, commenced in state court, removed to the federal district court and based on the same operative facts as Howe, are stayed pending the Supreme Court's decision in Howe.

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



VARITY CORPORATION



/s/ N.D. Arnold                     /s/ M.J. MacGuidwin
-----------------------------       ------------------------------
N.D. Arnold                         Mark J. MacGuidwin
Senior Vice President and           Vice President, Controller
Chief Financial Officer             (Principal Accounting Officer)
(Principal Financial Officer)



December 8, 1995

                              VARITY CORPORATION
                               INDEX TO EXHIBITS


Exhibit
Number
------


11.0       PRIMARY EARNINGS PER SHARE COMPUTATIONS

   11.1 PRIMARY EARNINGS PER SHARE COMPUTATIONS FOR THREE MONTHS ENDED OCTOBER 31, 1995 AND 1994

   11.2 PRIMARY EARNINGS PER SHARE COMPUTATIONS FOR NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994

27.0       FINANCIAL DATA SCHEDULE

   27.1    NINE MONTHS ENDED OCTOBER 31, 1995

   27.2    SIX MONTHS ENDED JULY 31, 1995 (RESTATED)

   27.3    THREE MONTHS ENDED APRIL 30, 1995 (RESTATED)

   27.4    YEAR ENDED JANUARY 31, 1995 (RESTATED)

   27.5    NINE MONTHS ENDED OCTOBER 31, 1994 (RESTATED)

   27.6    SIX MONTHS ENDED JULY 31, 1994 (RESTATED)