Form 10-K
period 1996-01-31
VARITY CORP
filed 1996-04-12
CIK 63118

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended JANUARY 31, 1996
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from __________________ to ___________________

Commission file number:  1-5190


                               VARITY CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                        22-3091314
- ---------------------------------------------  ---------------------------------
(State or other jurisdiction of Incorporation) (IRS Employer Identification No.)


672 DELAWARE AVENUE, BUFFALO, NEW YORK                                14209
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

Common stock                         U.S.A.  New York Stock Exchange, Inc.
                                              Unlisted trading privileges:
                                               Boston Stock Exchange
                                               Chicago Stock Exchange
                                               Pacific Stock Exchange
                                     Holland Amsterdam Stock Exchange
                                             In the form of Dutch Bearer
                                             Certificates

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                            ----------------------
                               (Title of class)

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [X].. No...

   THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 15, 1996 WAS APPROXIMATELY $1,612.1 MILLION.

   THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 15, 1996 WAS 39,319,296 SHARES.

   Portions of the Proxy Statement relating to the Annual Meeting of Stockholders on May 23, 1996 are incorporated by reference in Part III of this report.

================================================================================

                       Exhibit index appears on page 64.

                               VARITY CORPORATION
                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


PART I                                                           PAGE

  Item 1.     Business...................................         2

  Item 2.     Properties.................................         8

  Item 3.     Legal Proceedings..........................         9

  Item 4.     Submission of Matters to a Vote of
               Security Holders..........................        10

  Executive Officers of the Registrant...................        10

PART II

  Item 5.     Market for Registrant's Common Equity and
               Related Stockholder Matters...............        13

  Item 6.     Selected Financial Data....................        14

  Item 7.     Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations................................        15

  Item 8.     Consolidated Financial Statements and
               Supplementary Data........................        22

  Item 9.     Changes in and Disagreements with
               Accountants on Accounting and Financial
               Disclosure ...............................        54
PART III

  Item 10.    Directors and Executive Officers of the
               Registrant................................        54

  Item 11.    Executive Compensation.....................        54

  Item 12.    Security Ownership of Certain Beneficial
               Owners and Management.....................        54

  Item 13.    Certain Relationships and Related
               Transactions..............................        54

PART IV

  Item 14.    Exhibits, Financial Statement Schedules
               and Reports on Form 8-K...................        55

SIGNATURES...............................................        63


UNLESS OTHERWISE INDICATED, REFERENCES TO "COMPANY" MEAN VARITY CORPORATION AND ITS SUBSIDIARIES AND REFERENCES TO "FISCAL" MEAN THE COMPANY'S YEAR ENDED JANUARY 31 (E.G. FISCAL 1995 REPRESENTS THE PERIOD FEBRUARY 1, 1995 TO JANUARY 31, 1996).

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

Varity Corporation and its subsidiaries (the Company), founded in 1847, is a global industrial company with core manufacturing and distribution businesses in automotive components and diesel engines. The Company conducts and manages its businesses under two separate operating groups: the Automotive Products Group and the Engines Group. The Company's products are marketed in more than 160 countries. Through a series of transactions completed between January 1992 and June 1994, the Company sold its worldwide Massey Ferguson farm machinery business to AGCO Corporation (AGCO). In October 1995, the Company sold its Pacoma components operations.

THE AUTOMOTIVE PRODUCTS GROUP

The Company's Automotive Products Group supplies brake systems and components to domestic and foreign manufacturers of passenger cars and light trucks (pick-ups, vans and sport utility vehicles), through Kelsey-Hayes Company and Kelsey-Hayes Canada, Ltd., collectively referred to as VarityKelsey-Hayes, as well as medium and heavy duty trucks and trailers, through Dayton Walther Corporation (VarityDaytonWalther). The Company acquired VarityDaytonWalther, a major manufacturer of engineered products for the medium and heavy duty truck and trailer industries in December 1986. On November 30, 1989, the Company acquired K-H Corporation and its subsidiaries, which included the entities previously referred to as VarityKelsey-Hayes. VarityKelsey-Hayes and VarityDaytonWalther comprise the Automotive Products Group. The most significant automotive products manufactured and marketed by the Automotive Products Group are anti-lock braking systems (ABS), disc and drum brakes, disc brake rotors, hubs, drums and sensors for passenger cars and light trucks. VarityKelsey-Hayes sold its non-ABS sensor and door lock actuator businesses during fiscal 1995.

   VarityKelsey-Hayes is a leading producer of brake components for passenger cars and light trucks. The Company believes that VarityKelsey-Hayes is the world's leader in the production of ABS, supplying both two-wheel and four-wheel systems. VarityKelsey-Hayes is the leading manufacturer of ABS in North America for light trucks. VarityKelsey-Hayes has been successful in developing new ABS products for both light trucks and passenger cars and recently introduced a new generation of four-wheel ABS that is compatible with virtually any size passenger car or light truck and any brake configuration. In order to meet increased North American ABS demand, the Company completed construction of and commenced production in a new plant in Fowlerville, Michigan during fiscal 1994. The Company also completed construction of a new ABS plant in Heerlen, The Netherlands, which commenced production in the first quarter of fiscal 1995, supplying European markets. In addition, the Company believes that VarityKelsey-Hayes is also one of the leaders in the production of foundation (conventional) brakes, and benefits from its strategic position as a major supplier of both ABS and foundation brakes for light trucks. In excess of 80% of VarityKelsey-Hayes sales of braking systems including ABS and foundation brakes are generated from light trucks.

   VarityDaytonWalther supplies spoke wheels, hubs, brake drums and disc brake calipers shipped as loose units or in assemblies to the medium and heavy duty truck and trailer markets. VarityDaytonWalther derives a major share of its business from large OEMs. VarityDaytonWalther's market share in all of its core products is substantial, ranging from 19% to 42%.

   The Company owns 46.3% of the outstanding common stock of Hayes Wheels International, Inc. (Hayes Wheels), which the Company believes is the largest supplier of cast aluminum wheels in Europe, the second largest supplier of cast aluminum wheels in North America and the largest independent supplier of fabricated steel wheels in North America. Prior to December 1992, Hayes Wheels conducted its automotive wheels systems business jointly with the automotive brakes systems business of VarityKelsey-Hayes. In December 1992, Hayes Wheels sold, in separate public offerings, debt securities and common stock, decreasing the Company's ownership interest in Hayes Wheels from 100% to 46.3%. As a result, Hayes Wheels is no longer consolidated with the Company for accounting purposes and the Company accounts for its investment in Hayes Wheels using the equity method of accounting.

AFTERMARKET PARTS

The aftermarket parts business consists of the service parts organization of VarityKelsey-Hayes, which supplies maintenance and repair parts for many brands of passenger cars and light trucks.

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

   VarityKelsey-Hayes opened sales offices in Korea during fiscal 1994 and Hong Kong during fiscal 1995. In addition, during fiscal 1995, VarityKelsey-Hayes completed a joint venture agreement with First Automobile Group (FAW) of Changchun, China to produce front and rear axle assemblies, chassis components and brake systems. FAW is China's oldest auto manufacturer and one of its three largest automotive companies. Production is expected to begin in Changchun in the third quarter of fiscal 1996 with initial product programs expected to generate annual sales of more than $100 million by 1998.

COMPETITION

Suppliers to original equipment manufacturers (OEMs) operate under highly competitive conditions. Certain OEMs are capable of producing products supplied by the Automotive Products Group. The Automotive Products Group competes directly with the OEMs as well as many other suppliers in its chosen product categories with respect to price, quality, delivery and technical ability in developing products. With respect to brake components, the Automotive Products Group has over 15 substantial competitors, most of which are large and diversified concerns. The Company believes that, as a result of its manufacturing and engineering expertise, combined with an ongoing emphasis on cost control and quality, it has the ability to compete effectively with the OEMs and with other suppliers. VarityKelsey-Hayes estimates that its share of the North American four-wheel ABS market on a unit basis grew from 21% in 1994 to 25% in 1995 and is projected to increase further in this growth market, based on awarded contracts. VarityKelsey-Hayes estimates that its share of the North American foundation brake market (excluding OEM captive manufacturers) on a unit basis was approximately 26% in 1995.

MARKETING AND DISTRIBUTION

The Automotive Products Group's sales are made almost exclusively to OEMs, with the remainder sold largely to replacement part distributors. Sales by the Automotive Products Group to its three major customers, General Motors Corporation (GM), Ford Motor Company (Ford) and Chrysler Corporation (Chrysler), accounted for 88% of the Automotive Products Group's consolidated net sales in fiscal 1995, with GM being the largest customer during this period (40% of the Automotive Products Group's consolidated net sales). Sales to all OEMs accounted for approximately 90% of the Automotive Products Group's fiscal 1995 revenues. Although the loss of all or a substantial portion of sales to its major customers, GM, Ford or Chrysler, would have a serious adverse effect on its business, management believes that such a loss is unlikely as: the Automotive Products Group has been doing business with each of these companies for many years; sales to these companies are comprised of a number of different products and models or types of the same products, the sales of which are not dependent on each other; and sales of many products are made to individual divisions and subsidiaries of each of these companies and are not dependent upon sales to other divisions or subsidiaries of the same company.

MARKET OVERVIEW

Sales by the Automotive Products Group are primarily dependent on the overall level of North American passenger car and light truck production, which, in turn, is sensitive to the overall level of economic activity. Sales of passenger cars and light trucks have traditionally been adversely affected by recessionary business conditions and to some extent increases in the general level of interest rates, leading to a cyclical sales trend for these products. The level of economic activity in North America began to soften during 1995, resulting in declining North American light vehicle production. A prolonged downturn in the overall level of United States economic activity, increased competition from imported products or a prolonged strike at one or more of its major customers would adversely affect the Automotive Products Group. The Automotive Products Group continues its efforts to increase its global presence and to lessen dependence on North American car and light truck production.

THE ENGINES GROUP

Through VarityPerkins, the Company designs, produces and markets a comprehensive array of multi-cylinder water-cooled diesel engines in the 7 to 2,500 horsepower range. The 1,500 to 2,500 horsepower range was added in fiscal 1994 by the acquisition of Dorman Diesels Limited in the United Kingdom. The intended uses and markets for VarityPerkins' engines vary widely among the configurations of the particular engines. The Company adapts these basic engines to meet the specific requirements of its diverse customer base. The Group's engines are used as original equipment in virtually every application for which diesel engines are suitable, including agricultural tractors, industrial and construction machinery, material handling equipment, generators, passenger cars, trucks, vans, buses and other commercial vehicles, pleasure and commercial boats, armored personnel carriers and battle tanks. VarityPerkins, together with its associate companies and licensees, is one of the leading producers of diesel engines other than those used as original equipment in passenger cars.

   All of VarityPerkins' fully assembled engines are manufactured in the United Kingdom, including the sub-50 horsepower engines manufactured by a new joint venture with ISM of Japan. In addition, the Company has associate companies and licensees in 14 countries that manufacture or assemble Perkins engines, often from kits sold to them by the Company. Tianjin Engine Works, a licensee in China, shipped its first Perkins engine in fiscal 1995.

   The VarityPerkins customer base includes over 600 OEMs. The Company believes that its associate companies and licensees sell to a similar number of additional OEMs. VarityPerkins' 10 largest customers accounted for approximately 46% of its net sales in fiscal 1995, including one customer which accounted for approximately 11%.

   In fiscal 1995, VarityPerkins continued to build on a ten year supply agreement, commenced in fiscal 1992, with Caterpillar Inc. (Caterpillar), the world's largest construction and earth-moving machinery producer, as sales continue to increase from this agreement which covers a range of engines for back-hoe and wheeled loaders, road pavers and excavators. Aggregate sales over the ten year term of the agreement could be up to $1.0 billion. In addition, long-term supply agreements were signed in fiscal 1994 with Massey Ferguson after its divestiture by the Company to AGCO and with F.G. Wilson, the United Kingdom based generator set manufacturer now owned by Emerson Electric Co.

PARTS
The Company provides replacement parts for all of the engines that it sells. The Company carries over 34,000 different replacement parts for diesel engines, many of which it manufactures or assembles and the balance of which it obtains from independent suppliers. In fiscal 1993, VarityPerkins consolidated its parts warehouses and opened a new parts distribution center in Manchester, England, managed by Caterpillar Logistics Systems. The center, believed to be the most efficient of its kind in Europe, operates its computerized order processing, retrieval and shipment services 24 hours a day for customers around the world. Sales of parts accounted for 15% of VarityPerkins' net sales in fiscal 1995.

COMPETITION

Most diesel engines are used by the engine manufacturer in other products produced by it or its affiliates, including cars and trucks, agricultural equipment and industrial machinery. Consequently, competition in the diesel engine market is primarily for those customers that do not manufacture engines for their own use. The Company competes directly with other producers of diesel engines, which are either large companies conducting business on an international scale, with full product ranges, or small or medium-sized companies conducting business locally, often with a limited range of products. The Company also competes indirectly with manufacturers of gasoline engines. VarityPerkins' major competitors for sales of diesel engines worldwide are Klockner-Humboldt-Deutz AG, Cummins Engines Co. Inc., Caterpillar (generally for products not covered by the supply agreement described above), Detroit Diesel Corporation and several Japanese producers. VarityPerkins estimates that its share of the Western Europe diesel engine market, its primary market, has averaged approximately 13% of units sold over the three year period from fiscal 1993 to fiscal 1995. The Company believes that the most important competitive factor in the diesel engine market is the ability to design and manufacture engines specially adapted to the needs of an individual customer for a particular application. Quality, fuel efficiency, after-sale servicing and pricing are also important, as is the ability to meet increasingly stringent environmental requirements. The Company believes that VarityPerkins competes effectively on all of these bases and compares favorably with many of its competitors in its ability to design and manufacture specialized engines and in its ability to meet environmental requirements cost effectively.

MARKETING AND DISTRIBUTION

Sales of fully assembled diesel engines (mostly to OEMs) and sales of diesel engines replacement parts are made both directly by the Company (primarily through sales offices in seven countries) and through a worldwide network of approximately 4,000 independent distributors and dealers in 160 countries. To facilitate direct sales by VarityPerkins, and to a lesser extent by its distributors and dealers, four of VarityPerkins' sales offices also provide engine finishing services and other support. The Company has additional distributorship agreements covering North America with Detroit Diesel Corporation and with Iseki for Japan. Diesel engines manufactured or assembled by associate companies or licensees are distributed by them, generally in their home countries. Distribution arrangements in certain countries, which may involve those countries' governments, prohibit the Company from effecting sales other than through designated national distributors.

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

VARITYZECAL

During fiscal 1994, the Company purchased a majority interest in Zecal Incorporated (formerly Ceramic Packaging Inc.), a technology-based company using innovation and miniaturization in bonding copper to ceramics in electronic circuitry.

BACKLOG
There is no significant backlog of unfilled equipment orders. Substantially all of the unfilled equipment orders at any time are expected to be filled within the following year.

INFORMATION BY SEGMENT AND GEOGRAPHIC AREA

Information about the Company's operations and assets by industry segment and geographic area for the years ended January 31, 1996, 1995 and 1994 appears in
Note 17 of the Notes to Consolidated Financial Statements and is included in
Part II on pages 43 through 45 of this Form 10-K. Sales by product are included in Part II on page 53 of this Form 10-K.

EMPLOYEES AND LABOR RELATIONS
At January 31, 1996, the Company had approximately 9,800 full-time employees.

   The Company's worldwide labor force is represented by approximately 15 labor organizations. Employee-management relations vary from country to country. Certain of the Company's production facilities are located in areas where organized labor has traditionally been very active.

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

RESEARCH AND DEVELOPMENT; PATENTS; TRADEMARKS

During fiscal 1995, 1994 and 1993 the Company expended $70.7 million, $51.8 million and $40.5 million, respectively, on research and development. Such research and development expenditures have enabled the Company to upgrade its existing product lines and introduce new products. The Company has a history of developing new technology jointly with its suppliers or customers, particularly for diesel engines. The cost of such programs with suppliers is reflected mainly in unit costs and not necessarily in research and development expenditures.

   The Company owns numerous patents and trademarks and has patent licenses from third parties relating to products and manufacturing methods. The Company also grants patent and trademark licenses to others throughout the world. The Company is the sole owner of certain advanced diesel engine fuel injection technology and rights, in part by patent license. VarityPerkins is obtaining additional patent protection with respect to this technology. The Company believes that continued development of this technology will aid VarityPerkins in its engineering design, production and sale of advanced diesel engines. Various patents relating to the anti-lock brakes business have been issued to VarityKelsey-Hayes and others, including its competitors. The Company examines its own and its competitors' products to guard against infringement, both on its own initiative and, where appropriate, in response to inquiries or comments of others. The Company views its own patents and patent applications as significant. Based on examination of its own and others' patents, available existing technology and the ability to avoid infringement issues by engineering design, the Company does not believe its business is materially impacted by the patents of others.

   The Company regards its many trademarks as having significant value and as being an important factor in the marketing of its products. The Company believes that its most significant trademarks are "Kelsey-Hayes," "Perkins" and "Dayton," as well as design trademarks for Kelsey-Hayes products. The foregoing trademarks are generally registered in the United States, Canada, the United Kingdom and a number of other countries where the Company operates. In addition, the Company owns numerous minor trademarks that are registered or for which a registration application is pending. The Company's policy is to pursue trademark registration wherever possible and to oppose infringement of its trademarks.

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

   The Company's production facilities are located principally in the United States, United Kingdom, The Netherlands and Canada. Although there is some interdependence among certain of the Company's facilities for components and services, adverse local conditions in any one region should not have a significant adverse effect on the Company's operations.

   The Company's production costs are affected by conditions prevailing in the countries in which its production facilities are located. The Company is exposed to currency exchange risks in the transfer of goods and services between countries. Exchange rate fluctuations also affect the Company's consolidated financial reporting as a result of the translation of its financial statements into U.S. dollars. The Company's production costs, profit margins and competitive position are materially affected by the strength of the currencies in the countries where it manufactures goods relative to the strength of the currencies in the countries where its goods are sold. To protect against fluctuations in foreign currencies, the Company from time to time enters into foreign exchange contracts, primarily to exchange U.S. dollars and various European currencies for pounds sterling, for periods generally consistent with the underlying transaction exposures.

   In addition, the Company has entered into interest rate swaps to manage its exposure to increases in interest rates on a floating-rate revolving credit facility in the United Kingdom.

CAUTIONARY STATEMENT

Statements included herein which are not historical facts are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements involve a number of risks and uncertainties, including but not limited to, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, the need for the Company to keep pace with technological developments and timely respond to changes in customer needs, the Company's dependence on third party suppliers, the labor relations of the Company and its customers and other factors identified in the Company's Securities and Exchange Commission filings.

ITEM 2. PROPERTIES

The Company and its subsidiaries own and operate 17 manufacturing facilities in the United States and Canada with aggregate space of approximately 3.2 million square feet. There are also five facilities located in Europe with a total manufacturing area of approximately 2.2 million square feet which are owned and operated by the Company. In addition, the Company leases a 201,000 square foot facility in the United Kingdom and a 30,000 square foot facility in Singapore.

   The automotive products segment manufactures its range of products at 17 locations in North America and one in Europe, which is pledged to the Company's lenders. Such facilities aggregate approximately 3.3 million square feet in total and range in size from approximately 500,000 square feet in Detroit, Michigan to 56,000 square feet in Carrollton, Kentucky. The locations of this segment's plants are as follows:

     Brighton, Michigan        Fowlerville, Michigan     Moraine, Ohio
     Camden, Tennessee         Fremont, Ohio             Mt. Vernon, Ohio
     Carrollton, Kentucky-2    Heerlen, The Netherlands  Portsmouth, Ohio
     Detroit, Michigan         Jackson, Michigan         Woodstock, Ontario-2
     Fayette, Ohio             Kingsway, Ohio
     Fenton, Michigan          Milford, Michigan

   The engines segment manufactures diesel engines and parts at five locations in England (Lincoln, Shrewsbury, Stafford and two in Peterborough) with a total space of approximately 2.3 million square feet, the largest of which is approximately 1.4 million square feet. The Company also operates a 30,000 square foot facility in Singapore.

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

   Upon appeal, on September 29, 1994, the United States Court of Appeals for the Eighth Circuit upheld the district court's denial of punitive damages. In place of the $8.3 million award, the circuit court ordered the Company to reinstate the plaintiffs' medical benefits and awarded them approximately $800,000 in damages for the period during which they were not covered based on a breach of fiduciary duty. The circuit court did not reach alternative theories relied on by the district court. On March 24, 1995, the Supreme Court of the United States granted the Company's petition for a writ of certiorari to review the decision of the circuit court with respect to recovery by the retiree plaintiffs. On March 19, 1996, the Supreme Court affirmed the circuit court's decision. The ruling, when implemented by the district court, will require payment of the $800,000 in damages and reinstatement of the plaintiffs to the MF Inc. medical plan on a going-forward basis. Plaintiffs are also seeking reimbursement for attorneys' fees and costs in connection with the litigation.

   Proceedings in Wells et al. v. MF Inc. and Varity Corporation, commenced in state court, removed to the federal district court and based on the same operative facts as Howe, are currently stayed.

2.  FRUEHAUF TRAILER CORPORATION

In July, 1989, a predecessor of Fruehauf Trailer Corporation (FTC) acquired the trailer operations of Fruehauf Corporation and in that connection assumed certain liabilities. FTC is obligated to indemnify the Company's subsidiary, K-H Corporation, in respect of such assumptions. FTC has advised the Company that, due to its financial difficulties, it may not be able to continue to comply with these indemnity obligations. If FTC does not do so, then the Company's subsidiary, K-H Corporation, may be liable with respect to certain of such liabilities which arose out of operations prior to the 1989 sale, including those in respect of products manufactured or sold, environmental liabilities, worker's compensation and retiree welfare benefits. The actual amount of such liabilities and/or the extent to which the Company's subsidiary, K-H Corporation, actually may be liable cannot be determined at this time. The Company intends to vigorously defend its position with respect to FTC and all other third parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders for the quarter ended January 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets out the names and ages of each of the executive officers of the Company, their positions as of January 31, 1996, the date on which they were appointed to such positions and their business experience during the past five years. In addition, the table also includes the same information for certain significant employees who report to Varity's chief operating officer and make significant contributions to the Company through the businesses that they operate.

                                                                  Date Appointed       Business Experience During
Name                                        Title            Age  To Present Position  Past Five Years (1)
- --------------------------------  -------------------------  ---  -------------------  --------------------------------

V.A. Rice.......................  Chairman of the..........   54  May 1980             Same
                                  Board and Chief
                                  Executive Officer

N.D. Arnold.....................  Senior Vice..............   47  August 1990          Same
                                  President and Chief
                                  Financial Officer

P.N. Barton.....................  Vice President,..........   56  March 1988           Same
                                  Strategic and
                                  Business Planning

M.J. Baunton....................  Group Chief..............   44  March 1995           President, Walker Manufacturing
                                  Executive,                                           -- October 1993 - February
                                  VarityPerkins                                        1995. Managing Director,
                                                                                       Monroe Europe -- April 1987 -
                                                                                       September 1993.

K.M. Bihary.....................  Vice President,..........   42  May 1995             Director, Corporate
                                  Public Affairs                                       Communications - ICOM
                                                                                       Public Affairs, Johnson &
                                                                                       Johnson -- March 1993 -
                                                                                       December 1994. Director,
                                                                                       Corporate Communications,
                                                                                       The RW Johnson
                                                                                       Pharmaceutical Research
                                                                                       Institute -- May 1991 -
                                                                                       February 1993.  Director of
                                                                                       Marketing Services,
                                                                                       Medimetrix Group --
                                                                                       September 1989 - April 1991.

J.H. Chandler...................  Senior Vice..............   56  September 1994       Senior Vice President, Human
                                  President and Chief                                  Resources -- April 1994 -
                                  Administrative Officer                               August 1994.  Group
                                                                                       Corporate Affairs Director,
                                                                                       Grand Metropolitan PLC --
                                                                                       October 1991 - March 1994.
                                                                                       Group External Affairs
                                                                                       Director, Grand Metropolitan
                                                                                       PLC -- October 1990 -
                                                                                       September 1991.


                                                                  Date Appointed       Business Experience During
Name                                        Title            Age  To Present Position  Past Five Years (1)
- --------------------------------  -------------------------  ---  -------------------  --------------------------------

D.J-M. Chauvin..................  Group Chief..............   55  November 1995        President, AGCO International
                                  Executive,                                           -- June 1994 - October 1995.
                                  VarityKelsey-Hayes                                   Group Chief Executive,
                                                                                       Massey Ferguson -- November
                                                                                       1993 - May 1994.  General
                                                                                       Manager, Massey Ferguson
                                                                                       Tracteurs Compagnie -- March
                                                                                       1990 - October 1993.

F.J. Chapman....................  Vice President...........   56  March 1990           Same
                                  and Treasurer

R.C. Clarke.....................  Vice President and.......   57  November 1994        Vice President, Corporate
                                  Executive Assistant                                  Communications -- January
                                  to the Chairman                                      1994 - October 1994.
                                  and CEO                                              Director, Aubade Investments
                                                                                       Ltd. -- February 1991 -
                                                                                       December 1993.

J.A. Gilroy.....................  Chief Operating..........   59  November 1994        Group Chief Executive,
                                  Officer                                              VarityPerkins  -- February
                                                                                       1989 - October 1994.

D.W. Gutow......................  Vice President,..........   57  September 1990       Same
                                  Tax Planning

K. Iida.........................  President, Varity........   54  June 1992            General Manager, Perkins
                                  Japan KK                                             Engines Japan KK -- April
                                                                                       1982 - May 1992.

M.J. MacGuidwin.................  Vice President,..........   44  April 1995           Vice President Finance,
                                  Controller                                           Libbey-Owens-Ford (LOF) --
                                                                                       September 1990 - March 1995.

M.S. Protzik....................  Vice President,..........   53  July 1994            Director, Pensions & Benefits --
                                  Compensation                                         October 1991 - June 1994.
                                  and Benefits                                         Director, Compensation &
                                                                                       Benefits, TRW, Inc. -- April
                                                                                       1981 - September 1991.

A.A. Rogers.....................  Vice President,..........   45  January 1995         Personnel Manager - Middle East,
                                  Management                                           Far East, Australia & New
                                  Resourcing                                           Zealand, SEDCO Forex
                                                                                       Schlumberger -- January 1992 -
                                                                                       October 1994.  Manager,
                                                                                       Compensation, Benefits  &
                                                                                       Manpower Planning, SEDCO
                                                                                       Forex Schlumberger -- January
                                                                                       1990 - December 1991.

K.C. Shanahan...................  Vice President,..........   47  August 1994........  Vice President, Controller --
                                  Investor Relations                                   January 1992 - August 1994.
                                                                                       Assistant Controller, Textron
                                                                                       Inc. -- June 1987 - January
                                                                                       1992.

                                                                  Date Appointed       Business Experience During
Name                                        Title            Age  To Present Position  Past Five Years (1)
- --------------------------------  -------------------------  ---  -------------------  --------------------------------

J.H.T. Shen................        President, Varity ......   51  March 1995.........   Director and General Manager,
                                   Asia Pacific                                         First Paper (Yantai)
                                                                                        Corporation -- March 1992 -
                                                                                        January 1994. Director and
                                                                                        General Manager, Valmet
                                                                                        (East Asia) Limited -- January
                                                                                        1985 - February 1992.

J.E. Utley.................        Senior Vice ............   54  September 1994.....   Senior Vice President,
                                   President, Strategic                                 & Chairman,
                                   Marketing                                            VarityKelsey-Hayes -- March
                                                                                        1994 - August 1994.
                                                                                        Chairman & Group Chief
                                                                                        Executive, VarityKelsey-Hayes
                                                                                        -- August 1992 - February
                                                                                        1994. Vice Chairman, K-H
                                                                                        Corporation & Vice President,
                                                                                        Strategic Planning,
                                                                                        VarityKelsey-Hayes --
                                                                                        December 1989  - July 1992.

K.L. Walker................        Vice President, ........   47  September 1991....    Senior Counsel, TRW, Inc.,
                                   Legal and                                            Engine Components Group
                                   Corporate Secretary                                  -- July 1984 - August 1991.

J.R. Walnes................        President,..............   48   January 1996.....    President, CEO and Director,
                                   VarityZecal                                          Engineered Coatings, Inc.
                                                                                        (ECI) -- January 1992 -
                                                                                        September 1994. Vice
                                                                                        President and Group Executive
                                                                                        - Interconnections Group,
                                                                                        Kollmorgen Corporation --  July
                                                                                        1987 - September 1991.

W.N. White.................         President,.............   53      July 1994......   Vice President, Operations,
                                    VarityDaytonWalther                                 Strategic Planning -
                                                                                        Acquisitions, Monroe Auto
                                                                                        Equipment -- December 1993 -
                                                                                        April 1994. Vice President,
                                                                                        Operations and Engineering,
                                                                                        Monroe Auto Equipment --
                                                                                        January 1990 - November
                                                                                        1993.

- ---------------------------------
(1)  All positions shown are with the Company unless otherwise indicated.
(2) All of the above individuals are executive officers appointed by the Board of Directors of the Company and serve at its pleasure; except for K. Iida, J.H.T. Shen, J.R. Walnes and W.N. White who are considered significant employees, as defined.
(3) There are no family relationships between any of the executive officers, directors or persons nominated for such positions and there is no arrangement or understanding between any of the executive officers and any other person pursuant to which he or she was selected as an officer.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS



WORLD HEADQUARTERS
672 Delaware Avenue
Buffalo, New York  14209-2202
Telephone: 716 888-8000

ANNUAL MEETING
The annual meeting of the Company's shareholders will be held on Thursday, May 23, 1996 at the Hyatt Hotel, Two Fountain Plaza, Buffalo, New York.

STOCK TRADING SYMBOL
Common: VAT

STOCK EXCHANGE LISTINGS
Common: New York

Common stock has unlisted trading privileges on Boston, Chicago and Pacific stock exchanges.

TRANSFER AGENT AND REGISTRAR
Mellon Securities Trust Company
120 Broadway
New York, New York  10271
Telephone  1 800 526-0801
           1 412 236-8000
Telecommunications Devices for the Deaf
           1 800 231-5469



STATISTICAL DATA
- ------------------------------------------------------------
January 31,                             1996            1995
- ------------------------------------------------------------
Number of registered
 shareholders:
   Common............................   18,050        19,538
   Preferred.........................        4             4
- ------------------------------------------------------------
Shares outstanding
 (thousands):
   Common............................   39,478        41,661
   Class II Preferred................    2,001         2,001
- ------------------------------------------------------------

MARKET PRICE OF COMMON STOCK
- ------------------------------------------------------------
Year ended January 31,                         1996
- ------------------------------------------------------------
Quarters                               HIGH           LOW
   First............................   $43 1/2     $33 5/8
   Second...........................   $50 3/4     $41 3/8
   Third............................   $48 1/4     $34
   Fourth...........................   $40 1/2     $32 3/4
- ------------------------------------------------------------
Year ended January 31,                         1995
- ------------------------------------------------------------
Quarters                               High           Low
- ------------------------------------------------------------
   First.............................   $50 1/8    $33 1/2
   Second............................   $42        $35 1/2
   Third.............................   $39 5/8    $33
   Fourth............................   $39        $34
- ------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA /(1)(2)(3)/

The following selected financial data has been derived from the Consolidated Financial Statements of the Company for the fiscal years 1995, 1994, 1993, 1992 and 1991.

       The selected financial data should be read in connection with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.


- -----------------------------------------------------------------------------------
(Dollars in millions except per share amounts)
- -----------------------------------------------------------------------------------
Years ended January 31,                 1996    1995    1994  1993/(4)/   1992
- -----------------------------------------------------------------------------------
 Sales............................... $2,375  $2,213   $1,780  $2,184    $2,002
Income (loss) before discontinued
  operations, extraordinary loss
  and cumulative effect of changes
  in accounting principles..........  $  125  $  118   $   71  $   56    $  (78)
- -----------------------------------------------------------------------------------
Per share income (loss)
 before discontinued
 operations, extraordinary loss
 and cumulative effect of changes
 in accounting principles:
    Primary........................   $ 2.99  $ 2.63   $ 1.66   $ 1.41     $(3.85)
    Fully diluted..................   $ 2.99  $ 2.63   $ 1.61   $ 1.40     $(3.85)*

* Anti-dilutive

- -----------------------------------------------------------------------------------
Total assets.......................   $1,835  $1,813   $1,750   $1,792     $2,508
Long-term debt.....................   $  151  $  163   $  186   $  305     $  717
- -----------------------------------------------------------------------------------

(1) See Note 15 to the Consolidated Financial Statements included herein for discussion of contingent liabilities and commitments.
(2) No cash dividends on common stock have been paid in any of the years in the five-year period ended January 31, 1996.
(3) As a result of the fiscal 1995 sale of the Company's Pacoma operations, prior years' financial data has been restated to conform to the current year presentation of Pacoma as a discontinued operation.
(4) Amounts reported for January 31, 1993 reflect the sale of a majority ownership in Hayes Wheels.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the year ended January 31, 1996 (fiscal 1995), Varity Corporation earned $125.0 million ($2.99 per share) compared to $118.2 million ($2.63 per share) for fiscal 1994 and $71.4 million ($1.66 per share) for fiscal 1993 before discontinued operations, extraordinary losses and the cumulative effect of changes in accounting principles. During fiscal 1995, the Company recognized net restructuring charges in the amount of $14.6 million related to its VarityKelsey-Hayes foundation (conventional) brakes business. (VarityKelsey-Hayes refers to Kelsey-Hayes Company and Kelsey-Hayes Canada, Ltd. collectively.) Such charges included costs associated with non-performing asset write-downs and a plant closure in Canada, partially offset by a gain on the sale of its non-core door lock actuator business. Excluding the effect of the restructuring charges, income from continuing operations in fiscal 1995 amounted to $139.6 million ($3.34 per share).

     In October 1995, the Company sold substantially all the net operating assets of its Pacoma components operations (Pacoma) at book value, resulting in no gain or loss. Pacoma manufactured hydraulic cylinders and hydraulic valves and to a lesser degree allied equipment, primarily for producers of construction machines. Such operations had historically been referred to as the Company's "other" segment. As a result of the sale, the "other" segment has been presented as a discontinued operation. Additionally, in June 1994, the Company completed the sale of its worldwide Massey Ferguson farm machinery business to AGCO Corporation (AGCO) for $310 million in cash and 500,000 shares of AGCO common stock, resulting in a non-recurring gain of $23.2 million. As a result, the farm equipment segment, including the gain realized on sale, has been presented as a discontinued operation in the accompanying financial statements.

     During the first quarter of fiscal 1993, the Company recognized a one-time, non-cash $146.1 million charge ($3.98 per share) in connection with the adoption of two new accounting standards as described in Note 18 of the Notes to Consolidated Financial Statements. In addition, during fiscal 1993 the Company incurred an extraordinary loss of $1.7 million ($.05 per share) with respect to the early redemption of debt. As a result, net income (loss) amounted to $125.5 million, $144.7 million and $(71.5) million in fiscal 1995, 1994 and 1993, respectively.

     Foreign exchange rate fluctuations between various European currencies, and to a lesser extent the United States dollar, can significantly affect the Company's reported results, as a substantial volume of engines and related parts are sold into other countries from manufacturing locations in the United Kingdom, where a significant portion of the costs associated with the engines segment are incurred. This cross-trading gives rise to exchange gains and losses on individual transactions in different currencies.

     The average value of the U.S. dollar (utilized to translate foreign currency revenues and expenses) was generally lower against the major European currencies in fiscal 1995, compared to such average values in fiscal 1994. Specifically, against the British pound, the Company's most significant foreign currency, the average value of the U.S. dollar was 2% lower. As a result, the Company's sales and related costs transacted in the foreign countries where the Company primarily operates were at marginally higher relative values than in the prior year, based on the higher translation value of such foreign currencies.
At January 31, 1996, the value of the U.S. dollar was 4% higher against the British pound compared to the value at the previous year-end. Accordingly, the Company's consolidated assets and liabilities denominated in foreign currencies (which are translated using the respective year-end rates of exchange) are affected by the generally lower translation value of such foreign currencies in comparison to the prior year, the impact of which is reflected in the foreign currency translation adjustment account in stockholders' equity in the Company's consolidated balance sheet.


SEGMENT OPERATING REVIEW

(Dollars in millions)
                                     Fiscal 1995  Fiscal 1994   Fiscal 1993
                                     -----------  -----------   -----------
Sales:
 Automotive products:
    Brake Systems                         $1,245        $1,228   $1,018
    Heavy Duty Brakes                        124           161      160
    Eliminations                              (3)          (16)     (29)
                                          ------        ------   ------
                                           1,366         1,373    1,149

  Engines                                  1,009           861      702
  Eliminations                                 -           (21)     (71)
                                          ------        ------   ------
    Total                                 $2,375        $2,213   $1,780
                                          ======        ======   ======

Operating income (loss):

  Automotive products:
    Brake Systems:
     Before restructuring charges         $  127        $  121   $   87
     Restructuring charges, net              (15)            -        -
                                          ------        ------   ------
                                             112           121       87
   Heavy Duty Brakes                          (1)           (5)       3
                                          ------        ------   ------
                                             111           116       90

  Engines                                     92            69       46
                                          ------        ------   ------
    Total                                 $  203        $  185   $  136
                                          ======        ======   ======


AUTOMOTIVE PRODUCTS

United States automobile and light truck demand during fiscal 1995 declined marginally, as measured by a 2% decrease in vehicle sales over the comparable fiscal 1994 period, with sales of passenger cars declining 4%, partially offset by sales of light trucks which increased 1%. North American industry production of these light vehicles, which incorporate Kelsey-Hayes products and influences the Company's automotive products segment, decreased 3% during the same period with light truck production declining 1%. Within Varity's automotive products segment, VarityKelsey-Hayes brake systems benefitted from its strategic position as a major supplier of anti-lock braking systems (ABS) and foundation brakes for light trucks (pick-ups, vans and sport utility vehicles). In excess of 80% of VarityKelsey-Hayes' sales of braking systems including ABS and foundation brakes are generated from light trucks. In addition, expanded ABS installation rates in new vehicles (64% penetration in fiscal 1995 versus 54% in fiscal 1994), continued industry conversion from two-wheel ABS to higher value four-wheel systems on numerous vehicle applications and higher ABS sales in Europe served to offset the aforementioned production declines. As a result, VarityKelsey-Hayes brake systems recorded sales of $1.2 billion in the current year, an increase of $17 million over fiscal 1994. After adjusting fiscal 1995 for the absence of $39 million in sales from VarityKelsey-Hayes' divested non-ABS sensor and door lock actuator businesses, sales increased $56 million or 5% from the prior year.

          Segment operating income for VarityKelsey-Hayes brake systems in fiscal 1995 increased by 5% to $127 million (before restructuring charges) from $121 million last year. Earnings improved over the prior year as a direct result of slightly increased sales, particularly higher margin four-wheel ABS products, and the continued emphasis on implementing cost reductions and productivity improvements. During the third quarter of fiscal 1995, the Company recognized net restructuring charges in the amount of $14.6 million related to its VarityKelsey-Hayes foundation brakes business. Such charges included costs associated with a plant closure in Canada and write-downs of non-performing assets, partially offset by a gain on the sale of its non-core door lock actuator business. As a result, including such charges, VarityKelsey-Hayes brake systems segment operating income in fiscal 1995 decreased by 7% to $112 million from the prior year.

          The automotive products segment also includes sales of products for the medium and heavy duty truck and trailer markets by Dayton Walther Corporation (VarityDaytonWalther), a wholly-owned subsidiary of the Company. Sales of this unit declined $37 million to $124 million in fiscal 1995 primarily as a result of the cessation of an unprofitable light-duty truck contract which was completed in the fourth quarter of fiscal 1994.

          VarityDaytonWalther heavy duty brakes' $1 million loss for fiscal 1995 was a $4 million improvement over the prior year. This improvement is attributable to the cessation of the light-duty truck contract mentioned above as well as continuing cost reduction actions.

          During fiscal 1994, United States automobile and light truck retail sales increased 10% over the prior period, as consumer and business confidence improved. Correspondingly, industry light vehicle production increased 11% during the same period, with light truck production increasing 16%.

          Sales of the automotive products segment increased 19% to $1.4 billion
in fiscal 1994 from the prior year.   Sales increased due to higher ABS sales
resulting from increased vehicle production, improved market installation rates, replacement of two-wheel ABS with higher value four-wheel systems on several vehicle platforms and strong demand for foundation brake products.

          The automotive products segment recorded operating income of $116 million during fiscal 1994 as compared to fiscal 1993 operating income of $90 million. The earnings improvement was primarily due to higher volumes and cost reduction efforts.

ENGINES
Demand for diesel engines in the major market sectors in which the Company's VarityPerkins engines segment participates (agricultural, construction, industrial and power generation) continued to improve during fiscal 1995 as manufacturers that incorporate such equipment in their products experienced an increase in demand, particularly in the United States and Europe; although in the latter portion of fiscal 1995 signs of market softening were detected in many of the European economies in which VarityPerkins operates.

          For the year as a whole, the strength in engine demand was particularly apparent for VarityPerkins in the European materials handling and forklift truck markets and the international market for power generation, all of which experienced higher sales, reflecting both increased sales to certain existing accounts in connection with new engine applications and an expanding customer base arising from strategic alliances developed in recent years. In addition, the integration of Dorman Diesels Limited (Dorman Diesels), purchased in the second quarter of fiscal 1994, continues to enhance VarityPerkins' position in the power generation sector. Dorman Diesels contributed approximately $45 million of incremental sales in fiscal 1995. As a result, total engines segment sales increased to $1.0 billion in fiscal 1995 or 17% higher than the prior year. Operating income in fiscal 1995 for the engines segment increased 33% to $92 million reflecting the benefit of higher sales and ongoing success with margin improvement and cost control programs, despite an increase of $12.3 million in engineering and product development in fiscal 1995 in support of new engines and applications.

          Engines segment sales in fiscal 1994 increased by 23% to $861 million compared with fiscal 1993. This increase was due primarily to increased demand for diesel engines in the major market sectors in which VarityPerkins participates, particularly the European agricultural sector and the United States and United Kingdom construction markets. Increased sales reflected both higher sales to certain existing accounts and an expanding customer base and to a lesser extent the Dorman Diesels acquisition.

          Operating income in fiscal 1994 increased 50% to $69 million versus fiscal 1993 as a result of higher sales, productivity improvements and cost control measures, despite an increase of $9.8 million in engineering and product development costs.

NON-SEGMENT OPERATING REVIEW

In October 1995, the Company sold substantially all the net operating assets of its Pacoma components operations at book value, resulting in no gain or loss. Pacoma manufactured hydraulic cylinders and hydraulic valves and to a lesser degree allied equipment, primarily for producers of construction machines. Such operations had historically been referred to as the Company's "other" segment. The transaction excluded cash, receivables, indebtedness and certain liabilities, primarily pertaining to pensions for all former Pacoma employees. In June 1994, the Company completed the sale of its worldwide Massey Ferguson farm machinery business to AGCO for $310 million in cash and 500,000 shares of AGCO common stock, resulting in a non-recurring gain of $23.2 million. The transaction excluded cash, indebtedness and certain liabilities, primarily pertaining to pension and retiree medical benefits for all former North American Massey Ferguson employees. Subsequent to the sale, the Company settled its pension benefit obligation related to former Massey Ferguson employees in North America through the purchase of annuity contracts.

          As a result of the aforementioned sale of the farm machinery business, the Company's effective tax rate increased to 25.2% in fiscal 1995, as certain foreign income could no longer be sheltered against farm equipment tax losses within the same taxing jurisdiction. The Company anticipates that its effective tax rate will be the same or slightly higher in fiscal 1996.

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

          As a result of such debt redemptions and other repayments from proceeds received from business divestitures during fiscal 1994 and fiscal 1993, the Company has continued to reduce its net interest expense, which amounted to $18.2 million in fiscal 1995 compared with $22.2 million and $31.3 million in fiscal 1994 and 1993, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity during fiscal 1995 was provided from ongoing operations and existing cash reserves. Cash provided from operations during the current year amounted to $153.8 million as compared to $98.8 million in fiscal 1994. This improvement primarily reflects the absence in fiscal 1995 of one-time contributions to fund North American pension plans, of which approximately $63 million were made in fiscal 1994.

          During fiscal 1995 the Company completed its 4.5 million share common stock repurchase program, commenced in fiscal 1994, with the repurchase of 2,170,400 shares of previously outstanding common stock at a cost of $78.4 million. In the fourth quarter of fiscal 1995, the Company commenced a program to repurchase an additional 3.0 million shares of previously outstanding common stock. As of January 31, 1996, 258,000 shares had been repurchased at a cost of $8.9 million. The Company plans to continue the periodic repurchase of shares of its common stock, with the intention, subject to market conditions, of completing the program around mid-year.

          Unused long-term and short-term lines of credit at January 31, 1996 were $157.9 million and $112.0 million, respectively. Management believes that Varity's improved financial condition and operating results will continue to improve its access to credit markets and that its credit facilities and cash flow from operations will continue to be sufficient to meet its operating needs.

          Certain of the Company's loan agreements contain financial covenants relating to such matters as the maintenance of specified financial ratios and minimum net worth. Certain loan agreements also contain cross-default provisions. At January 31, 1996 the Company and each of its subsidiaries were in compliance with their financial covenants. Management expects that the Company and each of its subsidiaries will remain in compliance during the year ending January 31, 1997.

          Receivables increased $9.7 million to $377.4 million at January 31, 1996 from $367.7 million at January 31, 1995, primarily due to moderately higher sales in the latter portion of the fourth quarter of fiscal 1995, partially offset by foreign exchange fluctuations.

          Inventories of raw materials, work-in-process and finished products increased to $151.2 million at January 31, 1996 from $146.0 million at January 31, 1995 primarily due to routine adjustments in manufacturing schedules, partially offset by foreign exchange fluctuations.

          Accounts payable and accrued liabilities decreased $29.5 million to $511.8 million at January 31, 1996 from $541.3 million at January 31, 1995 primarily due to a current year reduction in captive reinsurance reserves subsequent to the divestiture of Massey Ferguson, lower foreign income taxes payable of a subsidiary pursuant to a tax prepayment in connection with a dividend repatriated to the parent, and to a lesser extent, foreign exchange fluctuations.

          Net fixed assets increased $61.3 million to $674.5 million at January 31, 1996 from $613.2 million at January 31, 1995 due to capital additions exceeding depreciation and disposals. Capital expenditures during fiscal 1995 and 1994 were $154.2 million and $153.9 million, respectively, and depreciation and amortization were $90.8 million and $75.0 million, respectively, for the same periods. Capital expenditures for fiscal 1996 should approximate $190 million, of which $81.0 million has been committed. These expenditures will be for normal equipment replacements and operating improvements related to reducing costs and increasing output.

          Other assets and intangibles increased by $11.6 million to $373.3 million at January 31, 1996 from $361.7 million at January 31, 1995, primarily due to increases in prepaid pensions.

          Other long-term liabilities increased by $32.3 million to $351.1 million at January 31, 1996 from $318.8 million at January 31, 1995 primarily due to increases in deferred taxes and the recognition of additional minimum pension liabilities in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions."

          Stockholders' equity increased by $30.8 million to $814.5 million at January 31, 1996. The increase resulted primarily from net income of $125.5 million, partially offset by repurchases of 2,428,400 shares of common stock amounting to $87.3 million.

          In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard, which will be adopted in the first quarter of the fiscal year ended January 31, 1997 (fiscal 1996), requires that long-lived assets to be held and used be assessed for impairment if events indicate that the carrying amount may not be recoverable. If impairment exists, the asset is to be written down to its fair value. Long-lived assets to be disposed of as a part of a plan approved by management are to be written down to the lower of its carrying value or fair value less cost to sell.

          The Company continues to analyze the impact of this standard, however, it is not expected to have a significant effect on the Company's consolidated financial statements.

          In October 1995, SFAS No. 123 "Accounting for Stock-Based Compensation," was issued and must be adopted in fiscal 1996. This statement encourages entities to adopt a fair value based method of accounting for compensation costs of employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. SFAS No. 123 allows an entity to continue the application of the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," however, proforma footnote disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied, are required. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Upon adoption, the Company intends to continue its current accounting under APB No. 25 and provide the proforma footnote disclosures required under the new accounting standard.

          Shortly after year-end, the Company announced it had withdrawn its proposal to acquire, for $25 per share, the remaining 9.4 million outstanding shares of Hayes Wheels International, Inc. it did not already own.

          The Company enters into forward exchange contracts to hedge certain firm sales commitments, net of offsetting purchases, denominated in foreign currencies. In addition, forward exchange contracts are entered into for a portion of anticipated sales commitments, net of anticipated purchases, expected to be denominated in foreign currencies. The purpose of such foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from the sale of products to foreign customers (net of purchases from foreign suppliers) will be adversely affected by fluctuations in exchange rates. The Company has also entered into interest rate swaps to manage its exposure to increases in interest rates on a floating-rate revolving credit facility in the United Kingdom. The Company does not hold or issue financial instruments for trading purposes.

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

          As a result of the Company's concerted actions over the past several years to reduce debt and increase operating efficiencies, the Company's financial position and liquidity have improved markedly. The Company believes these actions have improved its access to capital markets and will better posture the Company to finance investment in and expansion of the growth areas of its businesses. In order to maintain financial flexibility the Company has filed with the Securities and Exchange Commission a registration statement covering $100 million of debt securities of the Company and Kelsey-Hayes Company but which has not yet become effective; the Company has no immediate plans to make an offering under such registration statement.

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

OUTLOOK
The Company believes that fiscal 1996 will be characterized by difficult economic conditions in light of anticipated North American light vehicle production declines and soft economies in Europe. Subject to the severity of the foregoing, as well as the effects of any labor disruptions at the Big Three, the Company anticipates that it will increase sales and net income for the full year through higher sales of four-wheel ABS at VarityKelsey-Hayes and the launch of new engines and expanded market share at VarityPerkins.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS


(Dollars in millions except per share amounts)                                 Varity Corporation and subsidiaries
- ---------------------------------------------------------------------------  -----------------------------------------
Years ended January 31,                                                           1996            1995            1994
                                                                             ---------     -----------     -----------
Sales......................................................................  $ 2,375.0     $   2,213.1     $   1,780.4
                                                                             ----------    -----------     -----------



Expenses:
    Cost of goods sold......................................................   1,918.7         1,809.2         1,473.8
    Marketing, general and administration...................................     174.3           169.8           143.1
    Engineering and product development.....................................      99.5            86.9            64.9
    Interest, net  (Note 10)................................................      18.2            22.2            31.3
    Exchange (gains) losses ................................................       0.4            (3.7)           (1.9)
    Other (income) expense, net.............................................      (0.9)            0.3            (2.3)
    Restructuring charges, net (Note 3).....................................      14.6               -               -
                                                                             ---------     -----------     -----------
                                                                               2,224.8         2,084.7         1,708.9
                                                                             ---------     -----------     -----------

Income before income taxes, earnings of associated companies, discontinued operations, extraordinary loss and cumulative
     effect of changes in accounting principles.............................     150.2           128.4            71.5
Income tax provision  (Note 4)..............................................     (37.9)          (23.5)          (11.6)
                                                                             ---------     -----------     -----------

Income before earnings of associated companies, discontinued
     operations, extraordinary loss and cumulative effect of
     changes in accounting principles.......................................     112.3           104.9            59.9
Equity in earnings of associated companies (Note 19)........................      12.7            13.3            11.5
                                                                             ---------     -----------     -----------

Income before discontinued operations, extraordinary loss
     and cumulative effect of changes in accounting principles..............     125.0           118.2            71.4
                                                                             ---------     -----------     -----------

Discontinued operations (Note 2):
     Earnings from discontinued operations..................................       0.5             3.3             4.9
     Gain on sale of discontinued operations................................         -            23.2               -
                                                                             ---------     -----------     -----------
                                                                                   0.5            26.5             4.9
                                                                             ---------     -----------     -----------

Income before extraordinary loss and cumulative
     effect of changes in accounting principles.............................     125.5           144.7            76.3
Extraordinary loss (Note 10)................................................         -               -            (1.7)
Cumulative effect of changes in accounting principles (Note 18).............         -               -          (146.1)
                                                                             ---------     -----------     -----------
Net income (loss)..........................................................  $   125.5     $     144.7     $     (71.5)
                                                                             =========     ===========     ===========

Income (loss) attributable to common stockholders..........................  $   123.1     $     142.3     $     (81.9)

Per share data (Note 5):
Before discontinued operations, extraordinary loss and
     cumulative effect of changes in accounting principles:
         Primary ..........................................................  $    2.99     $      2.63     $      1.66
         Fully diluted ....................................................  $    2.99     $      2.63     $      1.61
Discontinued operations:
         Primary...........................................................  $    0.01     $      0.61     $      0.14
         Fully diluted.....................................................  $    0.01     $      0.61     $      0.12
Extraordinary loss:
         Primary ..........................................................  $       -     $         -     $     (0.05)
         Fully diluted ....................................................  $       -     $         -     $     (0.05)*
Cumulative effect of changes in accounting principles:
         Primary ..........................................................  $       -     $         -     $     (3.98)
         Fully diluted ....................................................  $       -     $         -     $     (3.98)*
Net income (loss):
         Primary ..........................................................  $    3.00     $      3.24     $     (2.23)
         Fully diluted ....................................................  $    3.00     $      3.24     $     (2.23)*

* Anti-dilutive

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS


(Dollars in millions)                         Varity Corporation and subsidiaries
- ----------------------------------------          -------------------------
As of January  31,                                        1996        1995
                                                  --------------  ---------
ASSETS
Current assets:
   Cash and cash equivalents............              $    78.4    $  147.0
   Marketable securities (Note 6).......                   33.7        42.7
   Receivables (Note 7).................                  377.4       367.7
   Inventories (Note 1).................                  151.2       146.0
   Prepaid expenses and other...........                   29.4        19.9
   Net assets of discontinued operation
    (Note 2)............................                      -        11.2
                                                  --------------  ---------

Total current assets....................                  670.1       734.5
                                                  --------------  ---------

Investments in associated and
   other companies (Note 19)............                  117.2       103.1

Fixed assets:
   Land and buildings...................                  194.1       193.3
   Machinery, equipment and tooling.....                  863.3       758.2
                                                  --------------  ---------
                                                        1,057.4       951.5
Accumulated depreciation and
 amortization...........................                 (382.9)     (338.3)
                                                  --------------  ---------

Net fixed assets........................                  674.5       613.2

Other assets and intangibles (Note 8)...                  373.3       361.7
                                                  --------------  ---------

                                                      $ 1,835.1    $1,812.5
                                                  ==============  =========

LIABILITIES
Current liabilities:
   Notes payable (Note 10)..............              $     3.1    $    3.0
   Current portion of long-term debt
    (Note 10)...........................                    3.6         2.3
   Accounts payable and accrued
    liabilities (Note 9)................                  511.8       541.3
                                                  --------------  ---------
Total current liabilities...............                  518.5       546.6
                                                  --------------  ---------
Long-term debt (Note 10)................                  151.0       163.4

Other long-term liabilities (Note 11)...                  351.1       318.8

Contingent liabilities and commitments
 (Note 15)..............................
                                                  --------------  ---------
STOCKHOLDERS' EQUITY (Note 14)
Preferred stock - at stated value
 (Liquidation value: 1996 - $36.4; 1995
  - $35.6)..............................                    6.8         6.8
Common stock - at stated value
 (Shares issued: 1996 - 44,236,296;
  1995 - 43,990,153)....................                  643.3       638.4
Contributed surplus.....................                  656.3       656.3
Deficit.................................                 (295.9)     (419.0)
Foreign currency translation adjustment.                  (20.6)      (10.7)
Pension liability adjustment (Note 12)..                   (4.1)       (1.6)
Unrealized gains (losses) on marketable
 securities (Note 6)....................                    0.7        (1.8)
Treasury stock - at cost (Shares held:
 1996 - 4,758,000; 1995 - 2,329,600)....                 (172.0)      (84.7)
                                                  --------------  ---------

Total stockholders' equity..............                  814.5       783.7
                                                  --------------  ---------

                                                      $ 1,835.1    $1,812.5
                                                  ==============  =========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                        Thousands of
                                        shares outstanding                 Equity (Dollars in millions)
                                        -------------------------------------------------------------------------
                                           Preferred Stock                      Preferred Stock
                                        --------------------   Common      -----------------------        Common
                                          Class I   Class II    stock         Class I     Class II         stock
                                        --------    --------   ------      ----------     --------        ------
Balance, January 31, 1993...............   11,806     2,001    30,999      $   215.3      $    6.8     $    277.0

Officer notes receivable................
Sale of common stock....................                        4,600                                       143.7
Exercise of stock options...............                          273                                         4.5
Class I Preferred Stock converted
    to common stock.....................  (11,806)              8,085         (215.3)                       212.2
Foreign currency translation adjustment.
Dividends on Class I Preferred Stock....
Dividends on Class II Preferred Stock...
Pension liability adjustment ...........
Unrealized gains on marketable
   securities...........................
Net loss................................

                                          -------    ------    ------      ---------      -------      ----------
Balance, January 31, 1994...............        -     2,001    43,957              -          6.8           637.4

Exercise of stock options...............                           34                                         1.0
Repurchases of common stock.............                       (2,330)
Foreign currency translation adjustment.
Dividends on Class II Preferred Stock...
Pension liability adjustment............
Unrealized losses on marketable
   securities...........................
Net income..............................

                                          -------    ------    ------      ---------      -------      ----------
Balance, January 31, 1995...............        -     2,001    41,661              -          6.8           638.4

Exercise of stock options...............                          245                                         4.9
Repurchases of common stock.............                       (2,428)
Foreign currency translation adjustment.
Dividends on Class II Preferred Stock...
Pension liability adjustment ...........
Unrealized gains on marketable
    securities..........................
Net income..............................

                                          -------    ------    ------      ---------      -------      ----------
Balance, January 31, 1996...............        -     2,001    39,478         $    -       $  6.8       $   643.3
                                          =======    ======    ======      =========      =======      ==========

See accompanying notes to consolidated financial statements.

- -----------------------------------------------------------------------------------------------------
                                                                      Notes
                                                     Unrealized  receivable
                             Trans-      Pension          gains        from                     Total
                             lation    liability    (losses) on     officer                    stock-
  Contributed               adjust-      adjust-     marketable      stock-     Treasury     holders'
      surplus   Deficit       ment         ment      securities     holders        stock       equity
- ------------- ---------   ---------    ---------    -----------  -----------    ---------    ---------
$   656.3    $  (479.4)   $  (75.3)    $  (46.0)     $    -      $    (6.2)     $     -      $  548.5

                                                                       6.2                        6.2
                                                                                                143.7
                                                                                                  4.5

                                                                                                 (3.1)
                              (4.5)                                                              (4.5)
                  (7.9)                                                                          (7.9)
                  (2.5)                                                                          (2.5)
                                           15.5                                                  15.5

                                                           1.8                                    1.8
                 (71.5)                                                                         (71.5)

- ------------- ---------   ---------    ---------    -----------  ---------    ---------    -----------
    656.3       (561.3)      (79.8)       (30.5)           1.8          -             -         630.7

                                                                                                  1.0
                                                                                  (84.7)        (84.7)
                              69.1                                                               69.1
                  (2.4)                                                                          (2.4)
                                           28.9                                                  28.9

                                                          (3.6)                                  (3.6)
                 144.7                                                                          144.7

- ------------- ---------   ---------    ---------    -----------  ---------    ----------    ----------
    656.3       (419.0)      (10.7)        (1.6)          (1.8)         -         (84.7)        783.7

                                                                                                 4.9
                                                                                  (87.3)       (87.3)
                              (9.9)                                                             (9.9)
                  (2.4)                                                                         (2.4)
                                           (2.5)                                                (2.5)

                                                           2.5                                   2.5
                 125.5                                                                         125.5

- ------------- ---------   ---------    ---------    -----------  ---------    ----------    ----------
$   656.3    $  (295.9)   $  (20.6)    $   (4.1)    $      0.7   $     -      $  (172.0)    $  814.5
============= =========   =========    =========    ===========  =========    ==========    ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS


(Dollars in millions)                                   Varity Corporation and subsidiaries
- ----------------------------------------------------   -------------------------------------
Years ended January 31,                                  1996           1995          1994
                                                       ----------   -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)................................   $   125.5      $  144.7     $  (71.5)
   Adjustments to reconcile net income (loss) to cash
       provided by operating activities:
          Depreciation and amortization..............       90.8          75.0         62.4
          Gain on sales of fixed assets..............          -          (0.5)           -
          Restructuring charges, net.................       14.6             -            -
          Deferred income taxes......................        8.7           2.0          7.5
          Equity in earnings of associated companies
              in excess of dividends received........      (12.2)        (12.8)       (11.0)
          Gain on sale of discontinued operations....         -          (23.2)           -
          Extraordinary loss ........................         -              -          1.7
          Cumulative effect of changes in accounting
           principals................................         -              -        146.1
          Changes in:
              Receivables............................      (11.8)        (12.8)       (46.4)
              Inventories............................       (8.3)            -        (13.6)
              Prepaid expenses and other.............       (7.2)         (3.1)         6.8
              Accounts payable and accrued
               liabilities...........................      (39.9)         (3.4)         4.6
              Other long-term liabilities............       (6.9)        (96.9)        18.0
              Net assets of discontinued operations..        0.5          29.8         13.7
                                                       ----------     ---------     --------
      Cash provided by operating activities..........      153.8          98.8        118.3
                                                       ----------     ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities...............      (45.9)        (36.1)       (52.9)
    Proceeds from sales of marketable securities.....       57.4          70.1         40.4
    Additions to fixed assets........................     (154.2)       (153.9)      (132.8)
    Proceeds from sales of fixed assets..............        5.5          11.7         12.4
    Proceeds from sales of businesses................       28.1         333.2         33.6
    Acquisition of business, net of cash acquired....          -         (42.7)           -
    Additions to investments.........................       (1.7)            -         (4.3)
    Additions to other assets and intangibles........      (14.2)         (4.9)       (15.6)
    Other............................................          -           0.5            -
                                                       ----------     ---------     --------
      Cash provided (used) by investing activities...     (125.0)        177.9       (119.2)
                                                       ----------     ---------     --------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bank borrowings ...................       16.9          38.3        108.7
    Repayments of bank borrowings....................      (16.8)       (107.5)      (164.6)
    Proceeds from long-term debt.....................        4.0          98.9         89.3
    Repayments of long-term debt.....................      (15.8)       (127.9)      (225.8)
    Repurchases of common stock......................      (87.3)        (84.7)           -
    Exercise of stock options........................        4.9           1.0          4.5
    Proceeds from sale of common stock...............          -             -        143.7
    Dividends paid...................................       (2.4)         (2.4)       (10.4)
    Other............................................          -             -         (4.4)
                                                       ----------     ---------     --------


      Cash used by financing activities..............      (96.5)       (184.3)       (59.0)
                                                       ----------     ---------     --------


Effect of foreign currency translation on
    cash and cash equivalents........................       (0.9)          3.4         (0.3)
                                                       ----------     ---------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
    DURING THE YEAR..................................      (68.6)         95.8        (60.2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......      147.0          51.2        111.4
                                                       ----------     ---------     --------

CASH AND CASH EQUIVALENTS AT END OF YEAR............   $    78.4      $   147.0     $  51.2
                                                       ==========     =========     ========

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years ended January 31, 1996, 1995 and 1994
(Fiscal 1995, 1994 and 1993, respectively)
(Dollars in millions unless otherwise stated)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of all wholly and majority-owned subsidiaries. Investments in associated companies in which the Company's ownership interest ranges from 20% to 50% and over which the Company exercises influence on operating and financial policies are accounted for using the equity method (see Note 19). Other investments are accounted for using the cost method. Significant intercompany balances and transactions have been eliminated in consolidation.

     Certain reclassifications have been made to the fiscal 1994 and fiscal 1993 consolidated financial statements and notes to conform with the fiscal 1995 presentation.
(b) Cash Equivalents
Cash equivalents consist of liquid instruments with an original maturity of three months or less.
(c) Marketable Securities
Marketable securities are carried at fair value. Unrealized net gains or losses resulting from changes in fair value are presented as a separate component of stockholders' equity.
(d) Inventories
Inventories are valued at the lower of cost or net realizable value with cost determined primarily on the first-in, first-out (FIFO) basis. Cost includes the cost of material, direct labor and an applicable share of manufacturing overhead. The last-in, first-out (LIFO) method is used to determine the cost of a portion of inventory in the automotive products segment. Inventories priced at LIFO as of January 31, 1996 and 1995 were 31% and 37% of total inventories, respectively. If the FIFO method (which approximates current cost) had been used exclusively, inventories would have been higher than reported by $1.8 million and $1.3 million at January 31, 1996 and 1995, respectively.
     The major classes of inventory are as follows:


- ------------------------------------------------------------------------------
January 31,                                            1996    1995
                                                      ------  ------

Raw materials......................................    $ 61.1 $ 52.3
Work in process....................................      31.9   36.5
Finished goods.....................................      58.2   57.2
                                                       ------  -----
                                                       $151.2 $146.0
                                                       ====== ======

(e) Fixed Assets
Additions to fixed assets are recorded at cost. Depreciation of fixed assets is generally provided on a straight-line basis at rates which are intended to depreciate the assets over their estimated useful lives as follows:

- --------------------------------------------------------------------------------

Buildings..........................................        10 to 50 years
Machinery, equipment and tooling...................         3 to 12 years

(f) Goodwill
The excess of the acquisition cost over the aggregate fair value of the underlying net assets of businesses acquired is amortized on a straight-line basis over no more than 40 years.

(g) Revenue Recognition
Sales are recorded by the Company when products are shipped.
(h) Research and Development Costs

Research and development costs, the majority of which are included in engineering and product development expenses, are charged to expense as incurred ($70.7, $51.8 and $40.5 million for fiscal 1995, 1994 and 1993, respectively).

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

(j) Income Taxes

Effective February 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," as described in Note 18. Deferred income taxes are provided on all significant temporary differences and represent the tax effect of transactions recorded for financial reporting purposes in periods different than for tax purposes.

(k) Financial Instruments

The carrying values of the Company's financial instruments at January 31, 1996 generally approximate their estimated fair values. The carrying amounts of cash and cash equivalents and notes payable approximate fair value due to the short-term maturity of such instruments. The carrying amount of marketable securities is based on quoted market prices. As a result of declining interest rates in the U.S., the fair value of long-term debt was $162.3 million and $176.6 million at January 31, 1996 and 1995, respectively, and the related carrying amounts were $154.6 million and $165.7 million, respectively. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues, or the current rates offered to the Company for debt with similar maturities and characteristics.

  Derivative financial instruments are recorded at market value, with resultant gains or losses recognized in the statement of operations immediately, unless the instrument is an effective hedge of a firm, committed transaction, in which case the associated gain or loss is deferred and recognized in connection with the underlying transaction exposure (see Note 16).

(l) Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard, which will be adopted in the first quarter of the fiscal year ended January 31, 1997 (fiscal 1996), requires that long-lived assets to be held and used be assessed for impairment if events indicate that the carrying amount may not be recoverable. If impairment exists, the asset is to be written down to its fair value. Long-lived assets to be disposed of as a part of a plan approved by management are to be written down to the lower of its carrying value or fair value less cost to sell.

  The Company continues to analyze the impact of this standard, however, it is not expected to have a significant effect on the Company's consolidated financial statements.
(m) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

2.  DISCONTINUED OPERATIONS

In October 1995, the Company sold substantially all the net operating assets of its Pacoma components operations (Pacoma) at book value, resulting in no gain or loss. Pacoma manufactured hydraulic cylinders and hydraulic valves and to a lesser degree allied equipment, primarily for producers of construction machines. Such operations had historically been referred to as the Company's "other" segment. As a result, Pacoma has been presented as a discontinued operation in the accompanying financial statements. The transaction excluded cash, receivables, indebtedness and certain liabilities, primarily pertaining to pensions for all former Pacoma employees. Prior years' financial statements have been restated to conform to the current year presentation.

  The operating results of the discontinued Pacoma operation are as follows:


- ----------------------------------------------------------------------------------------------------------------------------------
Years ended January 31,                                                                               1996/ (1)/    1995    1994
                                                                                                      -----------  ------  ------

Sales...............................................................................................  $      44.1  $54.7   $47.0
                                                                                                      ===========  =====   =====

Income (loss) before income taxes
 and cumulative effect of changes
  in accounting principles..........................................................................  $        .5  $(1.1)  $(2.3)
Income tax provision................................................................................            -      -       -
                                                                                                      -----------  -----   -----
Income (loss) before cumulative
  effect of changes in accounting
  principles........................................................................................  $        .5  $(1.1)  $(2.3)
                                                                                                      ===========  =====   =====

/(1)/  Includes the period up to and including September 29, 1995, the effective date of the sale.

       A summary of the assets and liabilities of the discontinued Pacoma operation is as follows:

- ----------------------------------------------------------------------------------------------------------------------------------

January 31,                                                                                                                   1995
                                                                                                                             -----

Current assets......................................................................................                         $10.4
Noncurrent assets...................................................................................                          11.8
                                                                                                                             -----
                                                                                                                              22.2
                                                                                                                             -----
Current liabilities.................................................................................                           9.2
Noncurrent liabilities..............................................................................                           1.8
                                                                                                                             -----
                                                                                                                              11.0
                                                                                                                             -----
Net assets of discontinued operation................................................................                         $11.2
                                                                                                                             =====

          Additionally, pursuant to a plan to dispose of its farm equipment segment, in June 1994 the Company completed the sale of its worldwide Massey Ferguson farm machinery business to AGCO Corporation (AGCO) for $310 million in cash and 500,000 shares of AGCO common stock, resulting in a gain of $23.2 million. The gain is net of the recognition of $70.0 million of deferred foreign exchange losses and pension liability adjustments, previously reported in the consolidated balance sheets as a reduction in stockholders' equity. (The Company did not record an income tax provision with respect to the gain primarily due to existing tax loss carryforwards.)

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

          The operating results of the discontinued Massey Ferguson operation are as follows:

- -----------------------------------------------------------------------------------------------------------------------
Years ended January 31,                                                                            1995/ (1)/    1994
                                                                                                  ------------  -------

Sales...........................................................................................  $     253.1   $898.4
                                                                                                  ===========   ======

Income before income taxes
  and cumulative effect of changes
  in accounting principles......................................................................  $       5.0   $  8.2
Income tax provision............................................................................          (.6)    (1.0)
                                                                                                  -----------   ------

Income before cumulative
  effect of changes in accounting
  principles....................................................................................  $       4.4   $  7.2
                                                                                                  ===========   ======
/(1) / Includes the period up to and including April 30, 1994, the effective date of the sale.

3.  RESTRUCTURING CHARGES

During the third quarter of fiscal 1995, the Company recognized net restructuring charges in the amount of $14.6 million related to its VarityKelsey-Hayes foundation (conventional) brakes business. (VarityKelsey-Hayes refers to Kelsey-Hayes Company and Kelsey-Hayes Canada, Ltd. collectively.) Such charges included costs associated with write-downs of non-performing assets and a plant closure in Canada, partially offset by a gain on the sale of its non-core door lock actuator business. The charges related to the plant closure consist primarily of severance and other benefits associated with the elimination of 115 positions, including both factory and administrative personnel. As of January 31, 1996, the closure had been completed and substantially all related liabilities had been settled.

4.  INCOME TAXES
Income tax provisions have been recorded in respect of the Company's results of operations as follows:

- -------------------------------------------------------------------------------
Years ended January 31,                          1996   1995    1994
                                                ------ ------  -----
Income before income taxes, earnings
    of associated companies, discontinued
    operations, extraordinary loss and
    cumulative effect of changes in
    accounting principles:
      United States..........................  $ 80.5  $ 85.6  $54.8
      Foreign................................    69.7    42.8   16.7
                                               ------  ------  -----
                                               $150.2  $128.4  $71.5
                                               ======  ======  =====
Income taxes currently payable:
      United States..........................  $  3.4  $  2.4  $ 1.2
      Foreign................................    25.8    19.1    2.9
                                               ------  ------  -----
                                                 29.2    21.5    4.1
Deferred income taxes:
      Foreign................................     8.7     2.0    7.5
                                               ------  ------  -----
Income tax provision.........................  $ 37.9  $ 23.5  $11.6
                                               ======  ======  =====

      United States taxes include federal and state income taxes.

      The following table reconciles the 35% statutory United States federal income tax rate to the Company's effective tax rates:

- -------------------------------------------------------------------------------


Years ended January 31,                         1996    1995   1994
                                               ------  ------ ------

Income tax provision at the
 statutory rate..............................  $ 52.6  $ 44.9  $25.0
Increase (decrease) in income tax provision
 attributable to:
  Net effect of foreign tax rates............    (3.2)    (.8)  (3.4)
  Permanent differences resulting from
   purchase accounting.......................     2.2     2.2    2.2
  Translation exchange adjustments...........     (.6)      -    (.7)
  Operating losses for which no benefit has
   been provided.............................     9.3    11.1    8.6
  Utilization of prior years' net operating
   loss carryforwards........................   (27.9)  (36.5) (22.4)
  State income taxes and other...............     5.5     2.6    2.3
                                               ------  ------  ------
Income tax provision.........................  $ 37.9  $ 23.5  $11.6
                                               ======  ======  ======
Effective tax rate...........................    25.2%   18.3%  16.2%
                                               ======  ======  ======

          The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities recorded on the balance sheet as of January 31, 1996 and 1995 are as follows:

- --------------------------------------------------------------------------------


January 31,                      1996    1995
                                ------  ------

Deferred tax assets:
 Tax loss carryforwards.......  $122.2  $129.2
 Benefit plans................    92.8    95.7
 Liabilities and reserves.....    14.9    26.3
 Other........................     9.4     5.8
                                ------  ------
  Gross deferred tax assets      239.3   257.0
  Less: valuation allowance      121.6   149.6
                                ------  ------
  Total                          117.7   107.4
                                ------  ------

Deferred tax liabilities:
 Fixed assets.................    91.9    88.1
 Intangible assets............    15.9    17.0
 Investments and other........    37.6    23.8
                                ------  ------
  Total                          145.4   128.9
                                ------  ------
  Net deferred tax liability    $ 27.7  $ 21.5
                                ======  ======

          The valuation allowance results principally from tax operating losses in prior years which diminish the Company's immediate ability to demonstrate that it is more likely than not that future benefits will be realized.

          No provision has been made for United States federal or foreign taxes on that portion of foreign subsidiaries' undistributed earnings ($146.9 million
at January 31, 1996) considered to be permanently reinvested.   It is not
practicable to determine the amount of income or withholding tax that would be payable upon repatriation to the Company.

          At January 31, 1996, the Company had net operating loss carryforwards for tax purposes aggregating approximately $313 million. These loss carryforwards, principally in the United States, expire as follows: January 31, 1997 - $11 million; 1998 - $19 million; 1999 - $32 million; 2000 - $17 million and 2001 and beyond - approximately $234 million. Applicable tax laws of the United States and other countries may limit utilization of these losses, including United States federal operating loss carryforwards in the amount of $107 million generated by certain subsidiaries prior to their acquisition.

     Cash payments for income taxes were $21.4, $5.5 and $5.1 million for fiscal years 1995, 1994 and 1993, respectively.

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

          In October 1993, the Company called for redemption all of the outstanding Class I Preferred Stock at a redemption price of $20.00 a share. As each share of Class I Preferred Stock was convertible into .6849 shares of the Company's common stock and as the market price of such common stock was greater than $29.20 per share, substantially all of the holders of such Class I Preferred Stock converted their shares into the Company's common stock in lieu of redemption. As a result of the foregoing, the Company issued 8,085,000 additional shares of common stock. The fully diluted weighted average number of shares of common stock outstanding assumes the conversion had taken place on the first day of fiscal 1993. The weighted average shares outstanding are summarized as follows:

                                                           (Thousands of shares)
- --------------------------------------------------------------------------------


Years ended January 31,                           1996       1995      1994
                                                 --------  --------  ------

Primary...................................        41,079   43,997    36,700
                                                 =======  =======   =======

Fully diluted.............................        41,101   44,000    42,753
                                                 =======  =======   =======

6.  MARKETABLE SECURITIES
The cost, gross unrealized gains and losses and fair value of the Company's marketable securities follows:

- ------------------------------------------------------------------------------

January 31,                                                 1996
                                            --------------------------------
                                                       Gross      Gross
                                                  unrealized unrealized     Fair
                                           Cost        gains     losses    value
                                          ------- ---------- ----------  -------
United States government bonds........... $  16.2    $    .7    $     -   $  16.9
Corporate bonds..........................    11.8         .1        (.2)     11.7
Foreign government bonds.................     5.0         .1          -       5.1
                                          -------     ------    -------   -------
                                          $  33.0    $    .9    $   (.2)  $  33.7
                                          ========   =======    =======   =======

- --------------------------------------------------------------------------------

January 31,                                                1995
                                            -----------------------------------
                                                       Gross      Gross
                                                  unrealized unrealized     Fair
                                           Cost        gains     losses    value
                                          ------- ---------- ----------  -------
United States government bonds............$  20.9   $    .1   $   (.5)   $  20.5
Corporate bonds...........................   21.0         -      (1.3)      19.7
Foreign government bonds..................    2.6         -       (.1)       2.5
                                          -------   --------  --------   -------
                                          $  44.5   $    .1   $  (1.9)   $  42.7
                                          =======   ========  ========   =======

          At January 31, 1996 the Company's marketable securities generally have contractual maturities that are long-term in nature, the majority of which are due after January 31, 1998.
          During fiscal 1995 the Company realized $1.2 million of gross gains and $.2 million of gross losses on $57.4 million of proceeds from sales of available-for-sale securities. During fiscal 1994 the Company realized $4.2 million of gross gains and $1.8 million of gross losses on $70.1 million of proceeds from sales of available-for-sale securities. Cost was computed using the specific identification method.

7.  RECEIVABLES
Receivables are presented net of allowances for doubtful accounts of $5.2 million and $5.1 million at January 31, 1996 and 1995, respectively.

          Credit risk is generally concentrated within the Company's primary business segments. The Company performs ongoing credit evaluations of its customers' financial condition.

8.  OTHER ASSETS AND INTANGIBLES
Other assets and intangibles consist of the following:

- -------------------------------------------------------------------------------

January 31,                           1996    1995
                                     ------  ------

Goodwill...........................  $247.1  $253.1

Other, including prepaid pensions..   126.2   108.6
                                     ------  ------

                                     $373.3  $361.7
                                     ======  ======

          Other assets and intangibles are presented net of accumulated amortization of $68.3 million and $71.6 million at January 31, 1996 and 1995, respectively.

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following:



January 31,                      1996    1995
                                ------  -------

Accounts payable..............  $283.2   $286.2

Employee costs................    68.3     96.4

Captive reinsurance reserves..    30.3     36.5

Other accrued liabilities.....   130.0    122.2
                                ------   ------

                                $511.8   $541.3
                                ======   ======

10.  LONG-TERM DEBT
Debt is repayable in United States dollars unless otherwise indicated.

- -------------------------------------------------------------------------------

January 31,                                        1996    1995
                                                  ------  ------

11.375% Senior Notes due November 15, 1998 (a)..  $148.7  $148.4

Bank revolving loan maturing 1997-2000
 interest at Amsterdam Interbank Offered Rate
 plus 1.25% (4.77% at January 31, 1996),
 secured by fixed assets (Netherland Guilders)..     3.0    11.7

Other...........................................     2.9     5.6
                                                  ------  ------

Total debt......................................   154.6   165.7
Less:  current portion of long-term debt........     3.6     2.3
                                                  ------  ------
Long-term debt..................................  $151.0  $163.4
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

(b) Upon receipt of the proceeds of an equity offering by the Company in June 1993, various indebtedness was retired, including certain debentures subject to early redemption premiums, which combined with the write-off of related unamortized debt issuance costs, resulted in an extraordinary loss of $1.7 million.

(c) Certain of the Company's loan agreements contain financial covenants affecting the Company and its principal subsidiaries. These covenants relate to such matters as the maintenance of specified financial ratios and minimum net worth. Certain loan agreements also contain cross-default provisions. At January 31, 1996 the Company and each of its subsidiaries were in compliance with their financial covenants. Management expects that the Company and each of its subsidiaries will remain in compliance during the year ending January 31, 1997.

(d) As of January 31, 1996, debt maturities for long-term debt during the next five fiscal years are as follows: 1996 - $3.6 million; 1997 - $.8 million; 1998
- - $149.4 million; 1999 - $.2 million and 2000 and thereafter - $.6 million.

(e) The Company maintains various short-term credit facilities with lenders in certain countries for which related amounts outstanding are classified as notes payable in the consolidated financial statements. These credit facilities are generally restricted only in terms of a predefined maximum utilization and are subject to renewal annually or ongoing lender review. Certain facilities are secured by assets of the respective subsidiaries. The facilities bear interest at rates ranging from 6.5% to 11.8% at January 31, 1996. The weighted average interest rate of the facilities outstanding at January 31, 1996 and 1995 is 7.8% and 8.4%, respectively.

          Unused long-term and short-term lines of credit at January 31, 1996 were $157.9 million and $112.0 million, respectively (January 31, 1995 - $139.0 million and $100.7 million, respectively). Approximately $72 million of consolidated assets secure such lines at January 31, 1996.

(f) Interest, net includes interest income of $8.6, $4.7 and $6.3 million for fiscal 1995, 1994 and 1993, respectively. Cash payments of interest were $18.9, $23.1 and $37.2 million for fiscal 1995, 1994 and 1993, respectively.

(g) Subsidiaries' debt agreements have financial covenants which may, in certain circumstances, restrict approximately $680 million of subsidiaries' net assets from being loaned, advanced or dividended to the Company.

11.  OTHER LONG-TERM LIABILITIES
Other long-term liabilities consist of the following:
- -------------------------------------------------------------------------------


January 31,                                       1996    1995
                                                  ----    ----

Accrued employee benefits other than pension..  $188.7  $194.0
Accrued pension cost..........................    52.6    45.5
Deferred tax liabilities......................    38.4    30.8
Other.........................................    71.4    48.5
                                                ------  ------
                                                $351.1  $318.8
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

      Pension expense consists of the following:

- -------------------------------------------------------------------------------

Years ended January 31,                 1996     1995     1994
                                       -------  -------  -------

Service cost for the year............  $  8.5   $  8.5   $  7.7
Interest cost on projected benefit
    obligation.......................    42.0     41.4     45.1
Actual return on plan assets.........   (64.5)    (5.2)   (85.2)
Net amortization and deferral........    25.6    (30.7)    46.7
                                       ------   ------   ------
Net pension expense..................  $ 11.6   $ 14.0   $ 14.3
                                       ======   ======   ======

          In connection with the closure of a Canadian brake plant in fiscal 1995, as is further described in Note 3, the Company recognized $2.2 million of curtailment and settlement losses which are included in the net amortization and deferral component.

          As a result of the sale of its farm equipment business in fiscal 1994, the Company incurred $32.5 million of curtailment and settlement losses in connection with pension benefit obligations related to former North American Massey Ferguson employees. Such losses are included in the gain on sale of discontinued operations within the consolidated statement of operations and not in the preceding table.

          The funded status of pension plans is as follows:

- -------------------------------------------------------------------------------------------------------------------
January 31,                                                                        1996                       1995
                                                               -------------------------  -------------------------
                                                               UNDERFUNDED   OVERFUNDED   Underfunded   Overfunded
                                                                  PLANS         PLANS        plans         plans
                                                               ------------  -----------  ------------  -----------
Accumulated benefit obligation:
  Vested benefit obligation..................................       $ 82.2      $ 396.9        $ 66.5      $ 368.3
  Nonvested benefit obligation...............................          5.3         13.7           3.6         15.6
                                                                    ------      -------        ------      -------
                                                                    $ 87.5      $ 410.6        $ 70.1      $ 383.9
                                                                    ======      =======        ======      =======

Projected benefit obligation.................................       $ 95.6      $ 437.8        $ 78.1      $ 410.3
Plan assets at market value..................................        (36.8)      (448.9)        (21.8)      (419.4)
                                                                    ------      -------        ------      -------

Projected benefit obligation
  in excess of (less than) plan assets.......................         58.8        (11.1)         56.3         (9.1)
Unrecognized net gains (losses)..............................          (.2)       (34.4)          3.8        (32.6)
Unrecognized transition assets (liabilities).................        (14.1)         (.6)        (12.0)         2.3
Additional minimum liability recognized......................         13.0            -           6.9            -
                                                                    ------      -------        ------      -------
Pension costs accrued (prepaid)
  in the consolidated balance sheets.........................       $ 57.5      $ (46.1)       $ 55.0      $ (39.4)
                                                                    ======      =======        ======      =======

          As a result of the Company's settlement of its pension benefit obligations related to former North American Massey Ferguson employees, such obligations are not included in the table above.

          The fiscal 1995 additional minimum pension liability is a non-cash item which is offset by an intangible asset of $10.1 million and a direct reduction in stockholders' equity of $2.9 million (corresponding offsets in fiscal 1994 were $6.4 million and $.5 million, respectively). The Company's consolidated direct reduction in stockholders' equity also includes a component for the additional minimum liability of equity investee Hayes Wheels International, Inc. (Hayes Wheels).

          The actuarial assumptions used to develop pension expense reflect prevailing economic conditions and interest rate environments of the different countries wherein the respective pension plans are domiciled. For the three years ended January 31, 1996, the annual discount rates range from 7.25% to 9.0% (7.5% in fiscal 1995 for plans domiciled in the United States), the remuneration increases range from 4.5% to 6.0% and the expected annual long-term rates of return on assets range from 8.25% to 10.25%.

13.  OTHER POSTRETIREMENT BENEFITS

Effective February 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as described in Note
18. This standard requires that the cost of postretirement benefits, primarily health care benefits, be recognized over employees' active working lives. These costs had previously been expensed as paid. The Company will continue to follow its policy of funding postretirement benefits when due.

          The Company provides medical and group life benefits to substantially all North American retirees, including retirees of the divested farm equipment business who elect to participate in the Company's medical and group life plans. Medical plan contributions of the participating employees are adjusted periodically; the life insurance plan is non-contributory.

          The components of postretirement benefits expense are as follows:


- -----------------------------------------------------------------------
Years ended January 31,                             1996   1995   1994
                                                    -----  -----  -----

Service cost - benefits earned during the period..  $ 2.0  $ 3.0  $ 2.0
Interest cost on accumulated postretirement
   benefit obligation.............................   19.7   17.5   17.6
Amortization of actuarial losses..................    1.2     .5      -
                                                    -----  -----  -----
Postretirement benefit expense....................  $22.9  $21.0  $19.6
                                                    =====  =====  =====

          The recorded actuarial liabilities for postretirement benefits, including those previously recorded in connection with the fiscal 1989 acquisition of K-H Corporation and its subsidiaries, Kelsey-Hayes Company and Kelsey-Hayes Canada, Ltd., are as follows:

- ---------------------------------------------------------------------------
January 31,                                                 1996     1995
                                                           -------  -------
Accumulated postretirement benefit obligation:

 Retirees..............................................    $193.5   $190.7

 Fully eligible active participants....................      23.5     18.3

 Other active participants.............................      32.9     27.9
                                                           ------   ------
                                                            249.9    236.9

Unrecognized net loss..................................     (38.7)   (21.7)
                                                           ------   ------
Accrued postretirement benefit liability...............    $211.2   $215.2
                                                           ======   ======

          The assumed fiscal 1996 health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8% and was further assumed to decrease by 1 percentage point per annum to an ultimate rate of 6%. An increase in the assumed health care cost trend rate of 1 percentage point per year would increase the accumulated postretirement benefit obligation as of January 31, 1996 by approximately $21.3 million and the aggregate of the service and interest cost components of postretirement benefit expense for the year then ended by approximately $2.2 million. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.68% and 8.34% as of January 31, 1996 and 1995, respectively.

14.  STOCKHOLDERS' EQUITY
(a) Authorized, Issued and Outstanding Stock
The Company is authorized to issue the following shares of stock:
(i) Class I Stock:

50,000,000 shares authorized, par value $.01 per share, issuable in series. Two series had been designated: 11,816,309 shares were designated as U.S. $1.30 Senior Cumulative Redeemable Convertible Exchangeable Preferred Class I Stock, Series A, par value $.01 per share; and 11,816,309 shares were designated as U.S. $1.30 Senior Cumulative Redeemable Convertible Exchangeable Preferred Class I Stock, Canadian Series A, stated value $5.00 per share (collectively, the Class I Preferred Stock). In October 1993 the Company called for redemption all of the previously outstanding shares of Class I Preferred Stock (see Note 5).
No shares of Class I Stock are designated or outstanding at January 31, 1996.

(ii) Class II Stock:

50,000,000 shares authorized, par value $.01 per share, issuable in series. Currently, one series of 2,001,000 shares has been designated the Cdn. $1.625 Cumulative Redeemable Convertible Exchangeable Preferred Class II Stock, Series A (Class II Preferred Stock). As of January 31, 1996, 2,001,000 shares of Class II Preferred Stock were outstanding.

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

(iii) Class III Stock:
50,000,000 shares authorized, par value $.01 per share, issuable in series. No series has been designated or issued.
(iv) Special Purpose Preferred Stock:

9,000,000 shares of U.S. $1.30 Redeemable Reset Special Purpose Preferred Stock authorized, par value $.01 per share, were issued for Canadian tax purposes in connection with the reincorporation of the Company from Canada to the United States in 1991. The shares do not have any financial impact on the Company. At January 31, 1996, 8,160,000 shares of this stock were outstanding and held by a wholly-owned subsidiary of the Company. These shares have no voting rights, and have a redemption and liquidation value of $20 per share. The shares are junior to the Class I Stock, Class II Stock and Class III Stock and are entitled to preference over the common stock as to dividends and the distribution of assets in the event of a liquidation of the Company.

(v) Common Stock and Options:
150,000,000 shares authorized, par value $.01 per share.

          During fiscal 1995 the Company completed a 4.5 million share common stock repurchase program, commenced in fiscal 1994, with the repurchase of 2,170,400 shares of previously outstanding common stock. In the fourth quarter of fiscal 1995 the Company commenced a second program to repurchase an additional 3.0 million shares of previously outstanding common stock. As of January 31, 1996, 258,000 shares had been repurchased. The Company will continue the periodic repurchase of up to 3.0 million shares of its common stock, subject to market conditions, with the intention of completing the program around mid-year of fiscal 1996. As a result of these programs, 39,478,296 common shares were outstanding at January 31, 1996.

          Under the Shareholder Value Incentive Plan, the Company may from time to time grant options to purchase common stock at a specified price per share but not less than market value at the date of grant. Commencing in fiscal 1993, the substantial majority of such grants have been at a significant premium (29%- 45%) to market value as of the grant date. The following table summarizes common stock option activity during each of the years in the three year period ended January 31, 1996:

                                             (Thousands of shares)
- ------------------------------------------------------------------
Years ended January 31,                      1996    1995    1994
                                            ------  ------  ------

Options outstanding, beginning of period..  2,208   1,502     851
Granted...................................    573     773     980
Exercised (1).............................   (245)    (34)   (273)
Expired or canceled.......................   (111)    (33)    (56)
                                            -----   -----   -----
Options outstanding, end of period (2)....  2,425   2,208   1,502
                                            =====   =====   =====

(1) Options have been exercised at average prices of $19.33, $24.53 and $15.50 for fiscal 1995, 1994 and 1993, respectively.

(2) Options to purchase 1,812,000, 1,314,000 and 586,000 common shares were exercisable at January 31, 1996, 1995 and 1994, respectively. Options outstanding at January 31, 1996 were exercisable at prices ranging from $11.59 to $58.75 ($11.59 to $58.75 at January 31, 1995 and $11.59 to $81.40 at January
31, 1994).

          In October 1995, SFAS No. 123 "Accounting for Stock-Based Compensation," was issued and must be adopted in fiscal 1996. This statement encourages entities to adopt a fair value based method of accounting for compensation costs of employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. SFAS No. 123 allows an entity to continue the application of the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," however, proforma footnote disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied, are required. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Upon adoption, the Company intends to continue its current accounting under APB No. 25 and provide the proforma footnote disclosures required under the new accounting standard.

(b) Restrictions on Dividends, Issue and Reduction of Capital

(i) As long as any Class II Preferred Stock is outstanding, and unless all dividends then payable on such shares have been declared and paid or amounts set aside for payment, the Company may not, without the prior approval of the holders of these shares:

(1) declare or pay any dividends (other than stock dividends in shares of the Company ranking junior to such shares) on any common stock or junior ranking shares;
(2) redeem, purchase or make any capital distribution in respect of any equal or junior ranking shares; or
(3) issue any additional shares ranking as to capital or dividends prior to or in parity with these shares.
                         As of January 31, 1996, all dividends payable on the
Class II Preferred Stock have been paid or set aside for payment.

(ii) The indenture governing the Company's 11.375% Senior Notes due in 1998 limits the Company's ability to make certain cash distributions to its stockholders. As of January 31, 1996, the Company could pay up to approximately $409 million of cash dividends on its common stock under the most restrictive dividend covenant in such indenture.

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

(b) Sale of Net Assets of Pacoma

In connection with the sale of net assets of Pacoma, the Company remains responsible for certain contingent liabilities related to its former Pacoma operations, principally costs associated with certain creditors and the active employees of Pacoma should the purchaser be unable to meet its obligations to them. The Company is contingently liable for these costs for the period of one year following the date of sale.

          The Company believes it made adequate provisions at the time of the sale for contingent liabilities relating to the Pacoma operations and intends to fulfill its obligations under the purchase agreement.

(c) Capital Expenditure Programs
Approved capital expenditure programs outstanding at January 31, 1996 approximated $237.0 million, including capital commitments of approximately $81.0 million.
(d) Discounted Obligations

The Company has contingent liabilities relating to accounts receivable discounted, bills guaranteed and similar obligations amounting to $4.2 million and $4.5 million at January 31, 1996 and 1995, respectively.

(e) Leases

The Company leases certain property and equipment under noncancellable operating leases. Payments due under these leases during the next five fiscal years and thereafter are as follows: 1996 - $14.1 million; 1997 - $11.3 million; 1998 - $6.4 million; 1999 - $3.8 million; 2000 - $2.6 million and $36.2 million thereafter.

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

          The Company has entered into interest rate swaps totaling 50 million pounds sterling (notional amount) which expire in September 1998, to manage its exposure to increases in interest rates on its LIBOR based, floating-rate long-term revolving credit facility. The notional amount of the swaps (approximately $76 million) represents an approximation of the average expected outstanding balance under the associated credit facility. The agreement enables the Company to make a constant, fixed interest payment regardless of any fluctuation in the underlying credit facility's contractual floating interest rate. Quarterly stabilization payments are either made to (or by) the Company from (or to) Chase Manhattan Bank N.A. to effect a constant annualized net expense of 6.37% of the notional amount plus the spread over LIBOR required under the associated credit facility.

          The Company also enters into forward exchange contracts to hedge certain firm sales commitments, net of offsetting purchases, denominated in foreign currencies. In addition, forward exchange contracts are entered into for a portion of anticipated sales commitments, net of anticipated purchases, expected to be denominated in foreign currencies. The purpose of such foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from the sale of products to foreign customers (net of purchases from foreign suppliers) will be adversely affected by fluctuations in exchange rates. At January 31, 1996, the Company had $92.1 million of forward exchange contracts outstanding, primarily to exchange U.S. dollars and various European currencies for pounds sterling (approximately $84.8 million at January 31, 1995). Substantially all contracts mature within a period of six months. Gains and losses on forward exchange contracts in connection with firm commitments that are designated and effective as hedges of such transactions are deferred and recognized in income in the same period as the hedged transactions. At January 31, 1996, approximately $.7 million of unrecognized net losses were deferred on such contracts. Gains and losses on forward exchange contracts in connection with anticipated transactions are marked to market monthly with the resulting gain or loss recognized immediately in the consolidated statement of operations.

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

17.  BUSINESS SEGMENT INFORMATION AND CONCENTRATIONS OF RISKS

The Company is a global industrial company with core manufacturing and distribution businesses in automotive products (primarily brake systems and components) and multi-cylinder, multi-purpose diesel engines. The automotive products segment is larger in size based on sales.

          The principal market for the Company's automotive products, which are manufactured primarily in the United States, is original equipment manufacturers
(OEMs) of which the Big Three automobile manufacturers account for approximately
88% of the Company's automotive products sales.   Fiscal 1995 sales of the
automotive products segment to three OEMs that individually comprised more than 10% of consolidated sales, along with comparable fiscal 1994 and 1993 amounts, are as follows:

- -------------------------------------------------

Years ended January 31,        1996   1995   1994
                              -----  -----  -----

General Motors Corporation..  $ 553  $ 467  $ 358

Ford Motor Company..........  $ 396  $ 491  $ 396

Chrysler Corporation........  $ 251  $ 314  $ 237

          The Company's sales of automotive products are primarily dependent on the overall level of North American passenger car and light truck production, which, in turn, is sensitive to the overall level of United States economic activity.

          Diesel engines and replacement parts, which are manufactured predominately in the United Kingdom, are sold primarily to OEMs in Western Europe, the United Kingdom, the United States, and to a lesser extent, Asia. As a substantial volume of engines and related parts are sold into other countries from manufacturing locations in the United Kingdom, foreign exchange rate fluctuations between various European currencies, and to a lesser extent the United States dollar, can affect the Company's reported results.

          The Company purchases numerous components in its manufacturing operations. Most of these components are available from a variety of sources, however, certain critical components are produced by a small number of suppliers and may, in certain cases, be purchased from a single source of supply. The unplanned loss of any of these single sources of supply could have a temporary adverse effect on the Company.

  The financial information for the principal industry segments and geographic regions in which the Company operates are set forth below. Fiscal 1995 operating income for the automotive products segment includes restructuring charges of $14.6 million as is further described in Note 3 of the Notes to Consolidated Financial Statements.


INDUSTRY SEGMENT
- -----------------------------------------------------------------------------------------
                                              Auto-            Adjustments
                                   Fiscal    motive                    and
                                   years   products  Engines  eliminations   Consolidated
                                   ------  --------  -------  -------------  ------------

Sales to unaffiliated customers..    1995    $1,366   $1,009          $  -         $2,375
                                     1994     1,373      840             -          2,213
                                     1993     1,149      631             -          1,780
Intersegment sales to
   discontinued operations.......    1995         -        -             -              -
                                     1994         -       21           (21)             -
                                     1993         -       71           (71)             -

Total sales......................    1995     1,366    1,009             -          2,375
                                     1994     1,373      861           (21)         2,213
                                     1993     1,149      702           (71)         1,780

Operating income (1) (2).........    1995       111       92             -            203
                                     1994       116       69             -            185
                                     1993        90       46             -            136

Identifiable assets (3)..........    1995     1,047      512             -          1,559
                                     1994     1,010      454             -          1,464
                                     1993       929      346             -          1,275
Depreciation and
   amortization..................    1995        68       22             -             90
                                     1994        51       20             -             71
                                     1993        41       16             -             57

Capital expenditures.............    1995       100       51             -            151
                                     1994       124       30             -            154
                                     1993       113       17             -            130

(1) Inclusive of $14.6 million of restructuring charges pertaining to the automotive products segment as is further described in Note 3 of the Notes to Consolidated Financial Statements.

GEOGRAPHIC SEGMENT

- ----------------------------------------------------------------------------------------------------------------
                                                                                     Adjustments
                                          Fiscal        United                            and
                                           years        States    Europe    Other    eliminations   Consolidated
                                           -----        ------    ------    -----    ------------   ------------
Sales to unaffiliated
 customers...........................       1995        $1,242    $1,009    $ 124       $   -           $2,375
                                            1994         1,266       819      128           -            2,213
                                            1993         1,056       619      105           -            1,780
Intersegment sales to
 discontinued operations.............       1995             -         -        -           -               -
                                            1994             -        21        -         (21)              -
                                            1993             -        71        -         (71)              -

Total sales..........................       1995         1,242     1,009      124           -            2,375
                                            1994         1,266       840      128         (21)           2,213
                                            1993         1,056       690      105         (71)           1,780

Operating income (1)(2)..............       1995           130        77      (4)           -              203
                                            1994           124        49      12            -              185
                                            1993            93        35       8            -              136

Identifiable assets (3)..............       1995           940       555      64            -            1,559
                                            1994           907       476      81            -            1,464
                                            1993           835       359      81            -            1,275

Reconciliation to consolidated financial statements:

- ----------------------------------------------------------------------------------------------------------------

Fiscal years                                                          1995    1994    1993
                                                                    ------  ------  ------
(2) Operating income.................................             $    203  $  185  $  136
    Interest expense, net............................                  (18)    (22)    (31)
    General and corporate expense, net (a)...........                  (35)    (35)    (33)
                                                                    ------  ------  ------
    Income before income taxes, earnings of
     associated companies, discontinued operations,
     extraordinary loss and cumulative effect of
     changes in accounting principles................             $    150  $  128  $   72
                                                                  ========  ======  ======

(3) Identifiable assets..............................             $  1,559  $1,464  $1,275
    Investments......................................                  117     103      94
    Corporate assets.................................                  159     235     148
    Net assets of discontinued operations............                    -      11     233
                                                                     -----  -------   ----

                                                                  $  1,835  $1,813  $1,750
                                                                    ======  ======  ======

(a) Includes exchange adjustments and general corporate expense, net of miscellaneous income.

18.  CHANGES IN ACCOUNTING PRINCIPLES

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

     The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective February 1, 1993. This standard requires that the cost of postretirement benefits, primarily health care benefits, be recognized over employees' active working lives. These costs had previously been expensed as paid. The Company recorded the transition obligation, which represents costs related to service already rendered by both active and retired employees prior to fiscal 1993, as a cumulative effect of a change in accounting principle. This one-time, non-cash charge was $126.7 million. (The Company did not record an associated income tax benefit from the charge as tax operating losses in prior years diminish the Company's immediate ability to demonstrate that it is more likely than not that such benefits will be realized.) The Company will continue to follow its policy of funding postretirement benefits when due. In addition to the Company's adoption of SFAS No. 106, the cumulative effect of changes in accounting principles in the consolidated statement of operations includes a similar one-time charge ($11.4 million, net of tax benefit) for Hayes Wheels, a 46.3% owned affiliate.

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

19.  INVESTMENTS IN ASSOCIATED AND OTHER COMPANIES

Varity's investments in associated and other companies as of January 31, 1996 and 1995 consists primarily of its 46.3% interest in Hayes Wheels. During fiscal 1995, 1994 and 1993 the Company received dividends of $.5 million each
year from Hayes Wheels.   As of January 31, 1996, the Company's investment in
Hayes Wheels, a publicly traded company, had a market value of approximately $197 million.
     Summarized financial information of these investee companies is presented below:


STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------------

Years ended January 31,                                       1996     1995     1994
                                                             -------  -------  -------

Net sales..................................................  $611.1   $537.6   $428.2
Cost of goods sold.........................................   513.4    441.4    344.4
                                                             ------   ------   ------
Gross profit...............................................    97.7     96.2     83.8
Other costs and expenses...................................    51.5     46.3     41.6
                                                             ------   ------   ------
Income before taxes and cumulative effect of
   changes in accounting principles........................    46.2     49.9     42.2
Income tax provision.......................................   (17.8)   (20.0)   (17.6)
                                                             ------   ------   ------
Income before cumulative effect of changes
   in accounting principles................................    28.4     29.9     24.6
Cumulative effect of changes in accounting principles (1)..       -        -    (24.6)
                                                             ------   ------   ------
Net income.................................................  $ 28.4   $ 29.9   $    -
                                                             ======   ======   ======

(1) Primarily relates to an investee company's adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."



BALANCE SHEETS
- --------------------------------------------------------------------------------------

January 31,                 1996    1995
                           ------  ------

Current assets...........  $180.2  $157.6
Fixed assets.............   304.4   285.7
Other....................   149.3   146.3
                           ------  ------
                           $633.9  $589.6
                           ======  ======

Current liabilities......  $136.8  $130.5
Non-current liabilities..   251.8   242.7
Shareholders' equity.....   245.3   216.4
                           ------  ------
                           $633.9  $589.6
                           ======  ======

          Certain investees' indebtedness restrict approximately $204 million of investee net assets from being loaned, advanced or dividended to the Company by such investees.
          Varity's consolidated deficit at January 31, 1996 and 1995 includes $25.2 million and $13.0 million, respectively, of undistributed earnings of the above investees.

20.  KELSEY-HAYES COMPANY

Effective November 30, 1989, the Company acquired K-H Corporation ("K-H," formerly Fruehauf Corporation). K-H, through its wholly-owned subsidiary Kelsey-Hayes Company, is a leading manufacturer of brake systems and other components for passenger cars and light trucks.

          The following table presents summarized consolidated financial information for Kelsey-Hayes Company, which comprises a substantial portion of the automotive products segment.


(i)  Balance Sheets
- -----------------------------------------------------------------------------------------------
January 31,                                                           1996               1995
                                                                    --------           --------

Current assets...................................                   $  210.5           $  198.7
Non-current assets...............................                      668.7              637.1
                                                                    --------           --------
                                                                    $  879.2           $  835.8
                                                                    ========           ========
Current liabilities..............................                   $  203.2           $  193.4
Non-current liabilities..........................                       71.9               73.6
Stockholder's equity.............................                      604.1              568.8
                                                                    --------           --------
                                                                    $  879.2           $  835.8
                                                                    ========           ========

(ii)  Statements of Operations

- -----------------------------------------------------------------------------------------------
Years ended January 31,                                   1996      1995    1994
                                                      --------  --------  ------

Net sales........................................     $1,149.3  $1,126.9  $920.2
Gross profit.....................................     $  207.6  $  201.1  $159.9
Income tax provision.............................     $   26.2  $    5.5  $   .5
Income before extraordinary loss and cumulative
  effect of changes in accounting principles          $   61.1  $   73.3  $ 53.2
Net income.......................................     $   61.1  $   73.3  $ 36.3

Independent Auditors' Report



THE BOARD OF DIRECTORS AND STOCKHOLDERS
VARITY CORPORATION:



We have audited the consolidated financial statements of Varity Corporation and subsidiaries listed in Item 14(a)(1) of the Annual Report on Form 10-K for the fiscal year 1995. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in
Item 14(a)(2) of the Annual Report on Form 10-K for the fiscal year 1995. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Varity Corporation and subsidiaries as of January 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 18 of the Notes to Consolidated Financial Statements, in the year ended January 31, 1994, the Company changed its methods of accounting for income taxes to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," postretirement benefits to adopt the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," postemployment benefits to adopt the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," and marketable securities to adopt the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                                                       /s/ KPMG Peat Marwick LLP


Buffalo, New York
February 27, 1996

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

February 27, 1996



/s/ Victor Rice

Victor Rice
Chief Executive Officer



/s/ J.A. Gilroy

J.A. Gilroy
Chief Operating Officer



/s/ N.D. Arnold

N. D. Arnold
Senior Vice President
Chief Financial Officer

SUPPLEMENTARY INFORMATION
(Unaudited)


QUARTERLY CONDENSED UNAUDITED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JANUARY 31, 1996 AND 1995 ARE PRESENTED BELOW. (1)

(Dollars in millions except per share amounts)                  1995 Quarters                           1994 Quarters
- --------------------------------------------------------------------------------------------------------------------------------
                                                      1         2         3         4         1         2         3         4
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------
Sales......................................     $   595.3  $  572.4  $  594.7  $  612.6  $  494.1  $  504.3  $  590.8  $  623.9
- --------------------------------------------------------------------------------------------------------------------------------
Gross profit...............................     $   109.3  $  109.0  $  115.8  $  122.2  $   87.3  $   89.6  $  107.2  $  119.8
Expenses (2)...............................          70.7      70.6      88.8      76.9      61.4      65.7      70.5      77.6
Other (income) expense, net................          (0.2)      0.1       0.3      (1.1)     (0.8)      0.8       0.2       0.1
Income tax provision.......................           8.9       8.8       9.5      10.7       4.6       3.8       6.9       8.2
Equity in earnings  of associated
   companies...............................          (3.8)     (3.2)     (3.6)     (2.1)     (3.4)     (3.4)     (3.4)     (3.1)
- --------------------------------------------------------------------------------------------------------------------------------
Income before discontinued
   operations..............................          33.7      32.7      20.8      37.8      25.5      22.7      33.0      37.0
Earnings (loss) from discontinued
   operations..............................           0.5         -         -         -       3.9       0.1      (0.3)     (0.4)
Gain on sale of discontinued
   operations..............................             -         -         -         -         -      23.2         -         -
- --------------------------------------------------------------------------------------------------------------------------------

Net income.................................     $    34.2  $   32.7  $   20.8  $   37.8  $   29.4  $   46.0  $   32.7  $   36.6
================================================================================================================================
Per share data (3) (4):

Before discontinued operations.............     $    0.80  $   0.78  $   0.49  $   0.93  $   0.56  $   0.50  $   0.73  $   0.84

Net income.................................     $    0.81  $   0.78  $   0.49  $   0.93  $   0.65  $   1.02  $   0.73  $   0.84


- --------------------------------------------------------------------------------------------------------------------------------

(1) As a result of the fiscal 1995 sale of the Company's Pacoma operations, as described in Note 2 to the Consolidated Financial Statements, prior year financial data has been restated to conform to the current year presentation of the Pacoma operations as a discontinued operation.
(2)  Includes fiscal 1995 third quarter restructuring charges of $14.6 million.
(3) Per share calculations for each of the quarters is based on the weighted average number of shares outstanding for each period; the sum of the quarters may not necessarily be equal to the full year per share amount.
(4) Fully diluted earnings per share computations are not presented as no significant dilution exists.

FINANCIAL STATISTICS  (1)
(Unaudited)


(Dollars in millions except per share amounts)
- ------------------------------------------------------------------------------------------------------------------------
Fiscal years                                                         1995       1994       1993    1992(2)       1991
- ------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Sales................................................          $    2,375      2,213      1,780      2,184      2,002
Gross profit.........................................          $      456        404        307        393        330
Net expenses (excluding interest)....................          $      273        253        205        230        234
Interest expense, net................................          $       18         22         31         98         99
Losses on sales and other restructuring charges......          $       15          -          -          -         64
Income tax provision.................................          $       38         24         12         10         11
Equity in earnings of associated companies...........          $       13         13         12          1          -
Income (loss) before discontinued operations,
 extraordinary loss and cumulative effect of changes
 in accounting principles............................          $      125        118         71         56        (78)
Earnings (loss) from discontinued operations.........          $        1          4          5        (22)      (100)
Gain on sale of discontinued operations..............          $        -         23          -          -          -
Extraordinary loss (3)...............................          $        -          -         (2)        (7)         -
Cumulative effect of changes in accounting principles          $        -          -       (146)         -          -
Net income (loss)....................................          $      126        145        (72)        27       (178)
Preferred stock dividends............................          $        2          2         10         19         19


- ------------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION
Working capital......................................          $      152        188        235        (48)      (126)
Additions to fixed assets ...........................          $      154        154        133         87         96
Depreciation and amortization........................          $       91         75         62         96         89
Total assets.........................................          $    1,835      1,813      1,750      1,792      2,508


- ------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current..............................................          $      519        547        556        652        922
Other................................................          $      501        482        563        591      1,091
Stockholders' equity.................................          $      815        784        631        549        495
Return on closing total stockholders' equity.........                15.4 %     18.5      (11.3)       4.9      (36.0)

- ------------------------------------------------------------------------------------------------------------------------
AS A PERCENT OF SALES
Cost of goods sold...................................                80.8 %     81.7       82.8       82.0       83.5
Gross profit.........................................                19.2 %     18.3       17.2       18.0       16.5
Marketing, general and administration................                 7.3 %      7.7        8.0        8.5        8.1
Engineering and product development..................                 4.2 %      3.9        3.6        2.9        3.0
Net income (loss)....................................                 5.3 %      6.5       (4.0)       1.2       (8.9)

- ------------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE
Sales................................................          $    57.82      50.30      48.51      83.14      80.20
Income (loss) before discontinued operations,
    extraordinary loss and cumulative effect of
    changes in accounting principles.................          $     2.99       2.63       1.66       1.41      (3.85)
Net income (loss)....................................          $     3.00       3.24      (2.23)      0.32      (7.87)
New York Stock Exchange quotes:
    High.............................................          $    50.75      50.13      47.88      30.25      28.75
    Low..............................................          $    32.75      33.00      25.75      12.13      10.50


- ------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS/EMPLOYEES (AT YEAR END)
Stockholders- Common.................................              18,050     19,538     21,544     33,054     34,237
            - Preferred..............................                   4          4          8        573        419
Employees............................................               9,755     10,511     13,110     14,026     17,523
Common stock outstanding (thousands).................              39,478     41,661     43,957     30,999     24,988
Preferred stock outstanding (thousands)..............               2,001      2,001      2,001     13,807     13,807

===============================================================================================================

(1) As a result of the fiscal 1995 sale of the Company's Pacoma operations, as described in Note 2 to the Consolidated Financial Statements, prior years' financial data has been restated to conform to the current year presentation of Pacoma as a discontinued operation.
(2) Amounts reported for fiscal 1992 reflect the sale of a majority ownership of Hayes Wheels.
(3) Extraordinary loss for fiscal 1993 and 1992 consist of $1.7 million and $6.4 million, respectively, associated with the early extinguishment of debt.

SALES STATISTICS (1)
(Unaudited)


(Dollars in millions)
- ---------------------------------------------------------------------------------------------------------------------------
Fiscal years                                                   1995         1994         1993         1992         1991
- ---------------------------------------------------------------------------------------------------------------------------
                                    % of Total Amount            $            $            $            $            $
- ---------------------------------------------------------------------------------------------------------------------------
SALES BY MARKETS
North America
  United States................                  46.9          1,113.3      1,183.3        997.4      1,111.6      1,006.5
  Canada.......................                  11.2            267.4        229.6        174.3        189.0        141.5
- ---------------------------------------------------------------------------------------------------------------------------
Total..........................                  58.1          1,380.7      1,412.9      1,171.7      1,300.6      1,148.0
- ---------------------------------------------------------------------------------------------------------------------------
Europe
  United Kingdom...............                  18.7            444.3        380.8        303.8        321.3        322.3
  France.......................                   3.8             90.6         63.7         33.2         56.6         50.4
  Italy........................                   3.4             80.5         59.1         44.8        132.4        136.8
  Germany......................                   3.4             79.1         40.6         25.8        119.9        102.4
  Scandinavia..................                   1.6             38.6         31.5         14.4         10.7         10.6
  Other........................                   1.4             33.4         29.1         51.1         46.5         51.6
- ---------------------------------------------------------------------------------------------------------------------------
Total..........................                  32.3            766.5        604.8        473.1        687.4        674.1
- ---------------------------------------------------------------------------------------------------------------------------
East Asia......................                   3.1             73.3         52.7         37.3         47.5         42.5
Near East......................                   2.4             58.1         30.0         18.2         37.9         31.2
Latin America..................                   2.1             48.9         72.2         54.8         68.4         56.9
West Asia......................                   0.8             18.0          7.7          4.8         19.7         32.2
Australasia....................                   0.6             15.2         18.0         12.2         11.8          7.3
Africa.........................                   0.6             14.3         14.8          8.3         10.3          9.3
- ---------------------------------------------------------------------------------------------------------------------------
Total..........................                 100.0          2,375.0      2,213.1      1,780.4      2,183.6      2,001.5
===========================================================================================================================
SALES BY PRODUCTS
Automotive products............                  57.5          1,365.6      1,372.7      1,149.0      1,516.0      1,354.4
- ---------------------------------------------------------------------------------------------------------------------------
Engines
  Engines .....................                  36.1            858.0        727.4        585.4        616.2        572.9
  Parts and other..............                   6.4            151.4        134.0        117.0        127.7        144.1
  Intersegment sales to
   discontinued operations.....                     -                -        (21.0)       (71.0)       (76.3)       (69.9)
- ---------------------------------------------------------------------------------------------------------------------------
Total..........................                  42.5          1,009.4        840.4        631.4        667.6        647.1
- ---------------------------------------------------------------------------------------------------------------------------
Total..........................                 100.0          2,375.0      2,213.1      1,780.4      2,183.6      2,001.5
===========================================================================================================================

(1) As a result of the fiscal 1995 sale of the Company's Pacoma operations, as described in Note 2 to the Consolidated Financial Statements, prior years' financial data has been restated to conform to the current year presentation of Pacoma as a discontinued operation. Sales related to the Pacoma operations have been reclassified into earnings from discontinued operations on the consolidated statements of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended January 31, 1996, there have been no disagreements with accountants on accounting or financial disclosure.


                                    PART III


The following information contained in Varity Corporation's Proxy Statement relating to the Annual Meeting of Stockholders, is incorporated herein by reference:

                                                                               Caption or
                                                                                Location
                                                                                in Proxy
                                                                                Statement
                                                                            ----------------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . .   Election of
     (Information covering the Executive Officers is included in Part I,        Directors
     on pages 10 through 12 of this Form 10-K)


ITEM 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . .   Executive
                                                                              Compensation

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . .    Election of
                                                                               Directors-
                                                                               Directors'
                                                                              and Officers'
                                                                                 Share
                                                                               Ownership
                                                                               and Other
                                                                              Stockholder
                                                                               Ownership

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. William A. Corbett, a Director, retired during 1995 from the law firm of Fraser & Beatty (Barristers & Solicitors), who have provided and continue to provide legal advice to the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)  1.  Financial Statements

      Included in Part II, Item 8. of this report.                   Page
                                                                     ----
      Consolidated Statements of Operations for the
      years ended January 31, 1996, 1995 and 1994.............        22

      Consolidated Balance Sheets as at January 31, 1996
      and 1995................................................        23

      Consolidated Statements of Changes in Stockholders'
      Equity for the years ended January 31, 1996, 1995
      and 1994................................................        24

      Consolidated Statements of Cash Flows for the years
      ended January 31, 1996, 1995 and 1994...................        26

      Notes to Consolidated Financial Statements..............        27

      Independent Auditors' Report............................        49

      Management's Report of Financial Statements.............        50

      Supplementary Information (Unaudited)

         Quarterly Condensed Unaudited Statements of Operations
         for the years ended January 31, 1996 and 1995........        51

         Financial Statistics for the years ended January 31,
         1996, 1995, 1994, 1993 and 1992......................        52

         Sales Statistics for the years ended January 31, 1996,
         1995, 1994, 1993 and 1992............................        53

      2. Financial Statement Schedules for the years ended January 31, 1996, 1995 and 1994


      Included in Part IV of this report:                    Schedule
                                                              Number       Page
                                                             ---------     ----
      Condensed Financial Statements of Varity
       Corporation (Unconsolidated):

        Condensed Statements of Operations
         and Deficit (Unconsolidated) for the
         years ended January 31, 1996, 1995 and 1994.......     I           58

        Condensed Balance Sheets (Unconsolidated)
         as at January 31, 1996 and 1995...................     I           59

        Condensed Statements of Cash Flows (Unconsolidated)
         for the years ended January 31, 1996, 1995
         and 1994..........................................     I           60

        Notes to Condensed Financial Statements
        (Unconsolidated)...................................     I           61

      Valuation and Qualifying Accounts ...................    II           62


  Other schedules are omitted because they are not applicable, not required or because the information required is included in the Consolidated Financial Statements and Notes thereto (see Part II).

(b)   Reports on Form 8-K

There were no reports on Form 8-K filed with the Securities and Exchange Commission (SEC) subsequent to those listed in the Quarterly Report on Form 10-Q for the three months ended October 31, 1995, filed on December 13, 1995.

(c)   Exhibits

(G)  3.1   --  Restated Certificate of Incorporation of Varity Corporation.
(H)  3.2   --  By-laws.
(F)  4.1   --  Indenture, dated as of October 8, 1991 between Varity
               Corporation and Manufacturers & Traders Trust Company, as trustee, relating to 11 3/8% Senior Notes due 1998.

    10.0   --  MATERIAL CONTRACTS

    10.1   --  LOAN AGREEMENTS

(P)       (a)  --  Amended and restated Credit Agreement dated as of July 14,
                   1995 between Dayton Walther Corporation, The Bank of Nova Scotia and NBD Bank, N.A.
                   (i) Varity Corporation Guarantee dated July 14, 1995 to The
                       Bank of Nova Scotia and NBD Bank, N.A.
(P)       (b)  --  Amended and restated Credit Agreement dated as of May 1, 1995 between Kelsey-Hayes Company, The Chase Manhattan Bank N.A., as agent, and The Bank of Nova Scotia, as co-agent.
(O)       (c)  --  Facility Agreement dated as of April 13, 1995 among Perkins
                   Limited and others, various banks and Lloyds Bank Plc, as agent.
                   (i) Guarantee Agreement dated April 13, 1995.
(O)       (d)  --  Facility Agreement dated as of April 13, 1995 among Perkins
                   Group Limited and others, and Lloyds Bank Plc.
                   (i) Guarantee dated April 13, 1995.
(N)       (e)  --  Loan Agreement dated as of January 21, 1994 between Heerlen
                   ABS Manufacturing C.V. and Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A. and De Nationale Investeringsbank N.V.
(N)       (f)  --  Overdraft Facility Agreement dated as of January 21, 1994 between Heerlen ABS Manufacturing C.V. and Cooperatieve Centrale Raiffeisen -Boerenleenbank B.A .
(N)       (g)  --  Continuing Guarantee dated as of January 21, 1994 between
                   Varity Corporation and Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A. and De Nationale Investeringsbank N.V., reference (e) and (f).
(N)       (h)  --  Pledge Agreement dated as of April 12, 1994 between Heerlen
                   ABS Manufacturing C.V., Heerlen ABS Manufacturing B.V., and Cooperatieve Centrale Raiffeisen -Boerenleenbank B.A. and De Nationale Investeringsbank N.V., reference (e) and (f).
(N)       (i)  --  Continuing Guaranty dated as of April 12, 1994 between
                   Heerlen ABS Manufacturing B.V. and Cooperatieve Centrale Raiffeisen -Boerenleenbank B.A. and De Nationale Investeringsbank N.V., reference (e) and (f).

    10.2   --  OTHER MATERIAL CONTRACTS

(C)       (a)  --  Class II Share Exchange Agreement dated April 30, 1986 among
                   MF Limited, CDIC, ODC, Canadian Imperial Bank of Commerce ("CIBC") and The Secretary of State for Trade and Industry acting by the Export Credits Guarantee Department ("ECGD").

(J)     * (b)  --  Form of Executive Termination Arrangements.
(I)     * (c)  --  Executive Stock Option Plan.
(J)     * (d)  --  Varity Corporation Retirement Equity and Deferred
                   Compensation Plan
(K)     * (e)  --  Form of Employment Agreement and Supplement to Retirement
                   Equity and Deferred Compensation Plan of Varity Corporation.


(B)                 *   (f)--  Canadian Retirement Income Plan for Designated Employees.
(B)                 *   (g)--  United Kingdom Executive Pension Scheme.
(E)                     (h)--  Agreement dated December 17, 1990 between Varity Corporation and the Government of Canada, Canada
                               Development Investment Corporation, the Government of Ontario and Ontario Development
                               Corporation replacing the Governments Foundation Agreement dated as of January 27, 1986.
(D)                     (i)--  Agreement between Varity Corporation and National Automobile, Aerospace and Agricultural
                               Implement Workers Union of Canada and its Locals 439 and 458 dated as of October 18, 1990.
(L)                 *   (j)--  Shareholder Value Incentive Plan.
(M)                     (k)--  Purchase and Sale Agreement between and among AGCO Corporation and Varity Holdings Limited,
                               Varity GmbH, Massey Ferguson GmbH, Massey Ferguson Industries Limited, Massey Ferguson
                               (Delaware) Inc. and Varity Corporation dated as of April 26, 1994.

(A) 11.                 --  Earnings Per Share Computations.
(A) 21.                 --  Subsidiaries of the Registrant.
(A) 23.                 --  Consent of KPMG Peat Marwick LLP, Independent Auditors.
(A) 27.                 --  Financial Data Schedule.

- -----------------
LEGEND FOR EXHIBITS (PAGES 56 THROUGH 57)

(A) Filed herewith.
(B) Incorporated by reference from the Registrant's Registration Statement No. 33-7716 on Form S-1, filed with the SEC on July 15, 1986, as amended.
(C) Incorporated by reference from the Registrant's Annual Report on Form 10-K, for the year ended January 31, 1986 filed with the SEC on May 15, 1986.
(D) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q, for the quarter ended October 31, 1990 filed with the SEC on December
    13, 1990.
(E) Incorporated by reference from the Registrant's Annual Report on Form 10-K, for the year ended January 31, 1991 filed with the SEC on April 30, 1991.
(F) Incorporated by reference from the Registrant's Registration Statement No. 33-42401 on Form S-3, filed with the SEC on August 23, 1991.
(G) Incorporated by reference from the Registrant's Registration Statement on Form 8-B, filed with the SEC on September 24, 1991.
(H) Incorporated by reference from the Registrant's Registration Statement No. 41125 on Form S-4, filed with the SEC on June 13, 1991.
(I) Incorporated by reference from the Registrant's Registration Statement No. 33-44266 on Form S-8, filed with the SEC on November 29, 1991.
(J) Incorporated by reference from the Registrant's Annual Report on Form 10-K, for the year ended January 31, 1992 filed with the SEC on April 30, 1992.
(K) Incorporated by reference from the Registrant's Annual Report on Form 10-K, for the year ended January 31, 1993 filed with the SEC on April 29, 1993.
(L) Incorporated by reference from the Registrant's Annual Report on Form 10-K, for the year ended January 31, 1994 filed with the SEC on April 18, 1994.
(M) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q, for the quarter ended April 30, 1994 filed with the SEC on June 10, 1994.
(N) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q, for the quarter ended July 31, 1994 filed with the SEC on September 9, 1994.
(O) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q, for the quarter ended April 30, 1995 filed with the SEC on June 8, 1995.
(P) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q, for the quarter ended July 31, 1995 filed with the SEC on September 8, 1995.

* Represents compensatory plans or arrangements for directors or executive officers of the Registrant.
- -----------------

(d)  Financial Statements of Significant Subsidiary

Financial statements and notes thereto and the financial statement schedules required by Articles 3 and 5 of Regulation S-X, of a 50 percent or less owned company, as defined, Hayes Wheels International, Inc. (Hayes Wheels), are incorporated herein by reference from Hayes Wheels' Annual Report on Form 10-K for the year ended January 31, 1996.

                                  SCHEDULE I

                               VARITY CORPORATION
                 CONDENSED STATEMENTS OF OPERATIONS AND DEFICIT
                                (Unconsolidated)
                             (Dollars in millions)

                                                                         Years ended January 31,
                                                                         1996      1995      1994
                                                                       --------  --------  --------

Income:
 Interest income:
   Subsidiary companies..............................................  $   3.9   $   5.9   $   6.7
   Other.............................................................       .7        .8        .6
 Other income, net...................................................        -       3.8         -
 Equity in earnings of subsidiaries..................................    150.4     135.3      82.1
                                                                       -------   -------   -------
                                                                         155.0     145.8      89.4
                                                                       -------   -------   -------

Expenses:
 Interest expense:
  Subsidiary companies...............................................      5.2        .6        .1
  Other..............................................................     21.0      20.5      18.4
 Marketing, general and administration...............................      3.4       8.1       3.0
 Exchange (gains) losses.............................................       .4      (1.6)     (1.8)
                                                                       -------   -------   -------
                                                                          30.0      27.6      19.7
                                                                       -------   -------   -------
Income before discontinued operations
 and cumulative effect of changes in
 accounting principles...............................................    125.0     118.2      69.7
                                                                       -------   -------   -------

Discontinued operations:
 Equity in earnings from discontinued operations.....................       .5       3.3       4.9
 Gain on sale of discontinued operations.............................        -      23.2         -
                                                                       -------   -------   -------
                                                                            .5      26.5       4.9
                                                                       -------   -------   -------

Income before cumulative effect of changes in accounting principles..    125.5     144.7      74.6
Cumulative effect of changes in accounting principles................        -         -    (146.1)
                                                                       -------   -------   -------

Net income (loss)....................................................    125.5     144.7     (71.5)
Dividends on preferred stock.........................................     (2.4)     (2.4)    (10.4)
Deficit at beginning of year.........................................   (419.0)   (561.3)   (479.4)
                                                                       -------   -------   -------
Deficit at end of year...............................................  $(295.9)  $(419.0)  $(561.3)
                                                                       =======   =======   =======

           See accompanying Notes to Condensed Financial Statements.

                                   SCHEDULE I

                               VARITY CORPORATION
                            CONDENSED BALANCE SHEETS
                                (Unconsolidated)
                             (Dollars in millions)

                                                                                        At January 31,
                                                                                        1996      1995
                                                                                     ---------  --------
ASSETS
Cash.........................................................................        $   35.4   $  29.4
Receivables from subsidiaries................................................            37.5      59.8
Other current assets.........................................................              .3        .1
Net assets of discontinued operation.........................................               -      11.2
Fixed assets, net............................................................            11.9      11.0
Investments:
 Subsidiary companies:
   Shares, at equity in net assets...........................................         1,009.6     938.0
   Long-term advances........................................................            30.0      33.2
Other assets.................................................................             8.7       9.1
                                                                                     --------   -------
                                                                                     $1,133.4  $1,091.8
                                                                                     ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued charges.........................................        $   30.0   $  36.0
Due to subsidiaries..........................................................            90.2      72.2
Long-term debt...............................................................           148.7     148.4
Other long-term liabilities..................................................            50.0      51.5

Contingent liabilities and commitments (Notes 6 and 7)

Stockholders' equity:
 Preferred stock - at stated value (Liquidation value: 1996 - $36.4;
   1995 - $35.6).............................................................             6.8       6.8
 Common stock - at stated value (Shares issued: 1996 - 44,236,296;
   1995 - 43,990,153)........................................................           643.3     638.4
 Contributed surplus.........................................................           656.3     656.3
 Deficit.....................................................................          (295.9)   (419.0)
 Foreign currency translation adjustment.....................................           (20.6)    (10.7)
 Pension liability adjustment................................................            (4.1)     (1.6)
 Unrealized gains (losses) on marketable securities..........................              .7      (1.8)
 Treasury stock - at cost (Shares held: 1996 - 4,758,000; 1995 - 2,329,600)..          (172.0)    (84.7)
                                                                                     --------   -------
                                                                                        814.5     783.7
                                                                                     --------   -------
                                                                                     $1,133.4  $1,091.8
                                                                                     ========  ========

           See accompanying Notes to Condensed Financial Statements.

                                   SCHEDULE I

                               VARITY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                (Unconsolidated)
                             (Dollars in millions)


                                                                   Years ended January 31,
                                                                    1996     1995     1994
                                                                 -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................................  $125.5   $144.7   $(71.5)
  Adjustments to reconcile net income (loss) to cash provided
  (used) by operating activities:
   Depreciation and amortization...............................     1.4      3.9      4.9
   Gain on sale of assets......................................       -     (3.8)       -
   Equity in earnings of subsidiaries in excess
    of dividends received......................................   (61.9)   (67.4)   (61.3)
   Equity in earnings of discontinued operations
    in excess of dividends received............................     (.5)    (3.3)    (4.9)
   Gain on sale of discontinued operations.....................       -    (23.2)       -
   Cumulative effect of changes in accounting principles.......       -        -    146.1
   Changes in:
      Receivables..............................................    25.5    (58.3)    15.0
      Other current assets.....................................     (.2)      .6       .1
      Accounts payable and accrued charges.....................    (6.0)      .1    (28.3)
      Payables to subsidiary companies.........................    18.0     57.4    (44.8)
      Other long-term liabilities..............................    (1.5)   (29.1)    13.1
      Net assets of discontinued operation.....................      .5     29.8     (5.5)
                                                                 ------   ------  -------
  Cash provided (used) by operating activities.................   100.8     51.4    (37.1)
                                                                 ------   ------  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of marketable securities..................       -     22.4        -
 Additions to fixed assets.....................................    (1.4)       -        -
 Proceeds from sales of fixed assets...........................       -      4.2        -
 (Additions) reductions to investments.........................    (8.4)    15.5   (106.4)
 Additions in other assets.....................................     (.5)    (4.7)    (4.4)
                                                                 ------   ------  -------
 Cash provided (used) by investing activities..................   (10.3)    37.4   (110.8)
                                                                 ------   ------  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchases of common stock...................................   (87.3)   (84.7)       -
 Dividends paid on preferred shares............................    (2.4)    (2.4)   (10.4)
 Proceeds from sale of stock...................................       -        -    143.7
 Exercise of stock options.....................................     4.9      1.0      4.5
 Other.........................................................      .3       .3     (2.9)
                                                                 ------   ------  -------
 Cash provided (used) by financing activities..................   (84.5)   (85.8)   134.9
                                                                 ------   ------  -------

INCREASE (DECREASE) IN CASH DURING THE YEAR....................     6.0      3.0    (13.0)

CASH AT BEGINNING OF YEAR......................................    29.4     26.4     39.4
                                                                 ------   ------  -------
CASH AT END OF YEAR............................................  $ 35.4   $ 29.4  $  26.4
                                                                 ======   ======  =======

           See accompanying Notes to Condensed Financial Statements.

                                   SCHEDULE I

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

    As a result of the aforementioned divestitures, the farm equipment segment
and the Pacoma operations have been   presented as discontinued operations in
the accompanying condensed financial statements. See Note 2 to the Consolidated Financial Statements (see Part II).

3. During fiscal 1993 Varity changed its method of accounting for income taxes, postretirement benefits other than pensions, postemployment benefits and marketable securities in accordance with several new Statements of Financial Accounting Standards. A one-time, non-cash charge of $146.1 million was recorded as a cumulative effect of changes in accounting principles and includes the cumulative effect relating to Varity's subsidiaries and associated companies. The details of these changes in accounting principles are discussed in Note 18 to the Consolidated Financial Statements (see Part II).

4. In fiscal 1994 and 1993, Varity increased its investment in subsidiaries through non-cash transactions by approximately $44 million and $60 million, respectively, by capitalizing intercompany loans and receivables.

5. Varity received cash dividends from its consolidated subsidiaries amounting to $88.5 million, $72.1 million and $20.8 million for the years ended January 31, 1996, 1995 and 1994, respectively.

    In fiscal 1994, Varity received dividends in the form of marketable
securities from its consolidated subsidiaries   amounting to $18.6 million.

    Varity charges its subsidiaries for costs which it incurs on their behalf.
The amounts of such charges for the years   ended January 31, 1996, 1995 and
1994, were $23.2 million, $16.1 million and $18.9 million, respectively.

6. Varity has guaranteed approximately $5 million of its subsidiaries' indebtedness outstanding at January 31, 1996.

7. Varity and its subsidiaries have agreed to certain covenants and undertakings with their lenders. There are also certain contingent obligations of the Company and it subsidiaries. The details of these covenants and undertakings, and compliance therewith, and contingent obligations are discussed in Notes 10 and 15 to the Consolidated Financial Statements (see Part II).

                                  SCHEDULE II

                               VARITY CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                  Years ended January 31, 1996, 1995 and 1994
                             (Dollars in millions)

                                                                           Additions
                                                                   --------------------------
                                                    Balance at                    Charged      Deductions    Balance at
                                                    January 31,    Charged to     to other        from      January 31,
Description                                         1995             income    accounts/(1)/    reserves       1996
- -----------                                         -------------  ----------  --------------  -----------  -----------
Deducted from receivables:
 Allowance for doubtful notes and accounts.....      $  5.1           $   2.4      $   (.1)     $   (2.2)         $ 5.2
 Discounts, volume and performance bonuses,
  returns and other allowances.................           -                 -             -            -              -
                                                     -------          -------      --------     ---------         -----
                                                     $  5.1           $   2.4      $   (.1)     $   (2.2)         $ 5.2
                                                     =======          =======      ========     =========         ======

                                                                           Additions
                                                                   --------------------------
                                                    Balance at                    Charged      Deductions    Balance at
                                                    January 31,    Charged to     to other        from      January 31,
                                                    1994             income    accounts/(1)/    reserves       1995
                                                    -------------  ----------  --------------  -----------  -----------
Deducted from receivables:
 Allowance for doubtful notes and accounts.....      $  3.9           $   3.1      $      -     $   (1.9)         $ 5.1
 Discounts, volume and performance bonuses,
  returns and other allowances.................          .2                 -             -          (.2)             -
                                                     -------          -------      --------     ---------         -----
                                                     $  4.1           $   3.1      $      -     $   (2.1)         $ 5.1
                                                     =======          =======      ========     =========         ======

                                                                           Additions
                                                                   --------------------------
                                                    Balance at                    Charged      Deductions    Balance at
                                                    January 31,    Charged to     to other        from      January 31,
                                                    1993             income    accounts/(1)/    reserves       1994
                                                    -------------  ----------  --------------  -----------  -----------
Deducted from receivables:
 Allowance for doubtful notes and accounts.....      $  5.4           $   (.2)     $      -     $   (1.3)         $ 3.9
 Discounts, volume and performance bonuses,
  returns and other allowances.................         1.8                 -             -         (1.6)            .2
                                                     -------          -------      --------     ---------         -----
                                                     $  7.2           $   (.2)     $      -     $   (2.9)         $ 4.1
                                                     =======          =======      ========     =========         ======

- ---------------------------

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

                                             VARITY CORPORATION

                                             /s/ J.A. Gilroy
                                             J.A. Gilroy
                                             Chief Operating Officer
                                             April 12, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                  Chairman of the Board,
     /s/ Victor Rice        Chief Executive Officer and Director  April 12, 1996
- --------------------------      (Principal Executive Officer)
       Victor Rice

 /s/ J.A. Gilroy            Chief Operating Officer               April 12, 1996
- --------------------------
J.A. Gilroy
                            Senior Vice President
 /s/ N. D. Arnold           and Chief Financial Officer           April 12, 1996
- --------------------------
 N. D. Arnold               (Principal Financial Officer)

 /s/ Mark J. MacGuidwin     Vice President, Controller            April 12, 1996
- --------------------------
 Mark J. MacGuidwin         (Principal Accounting Officer)

 /s/ Vince D. Laurenzo      Vice Chairman of the Board            April 12, 1996
- --------------------------
 Vince D. Laurenzo          and Director

 /s/ Paul M.F. Cheng        Director                              April 12, 1996
- --------------------------
Paul M.F. Cheng

 /s/ W. A. Corbett          Director                              April 12, 1996
- --------------------------
W. A. Corbett

 /s/ T. N. Davidson         Director                              April 12, 1996
- --------------------------
T. N. Davidson

 /s/ Robert M. Gates        Director                              April 12, 1996
- --------------------------
Robert M. Gates

 /s/ L. F. Kahl             Director                              April 12, 1996
- --------------------------
L. F. Kahl

 /s/ W. Darcy McKeough      Director                              April 12, 1996
- --------------------------
W. Darcy McKeough

 /s/ Sir Bryan Nicholson    Director                              April 12, 1996
- --------------------------
Sir Bryan Nicholson

 /s/ Warren S. Rustand      Director                              April 12, 1996
- --------------------------
Warren S. Rustand

 /s/ W. R. Teschke          Director                              April 12, 1996
- --------------------------
W. R. Teschke

 /s/ Robin Warrender        Director                              April 12, 1996
- --------------------------
The Hon. Robin Warrender

                              VARITY CORPORATION

                              INDEX TO EXHIBITS

                              FILED HEREWITH (1)


Exhibit
 Number
- --------

   11.1 Primary Earnings Per Share Computations for the years ended January 31, 1996, 1995 and 1994

   11.2 Fully Diluted Earnings Per Share Computations for the years ended January 31, 1996, 1995 and 1994

   21     Subsidiaries of the Registrant

   23     Consent of KPMG Peat Marwick LLP, Independent Auditors

   27.1   Financial Data Schedule - Year Ended January 31, 1996

   27.2   Financial Data Schedule - Year Ended January 31, 1995 (Restated)



- ------

(1)  Complete listing of all exhibits can be found on pages 56-57.