Form 10-Q
period 1996-04-30
VARITY CORP
filed 1996-06-05
CIK 63118

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                        UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                           FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 30, 1996

                                              OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -------------------

Commission file number:  1-5190



                                      VARITY CORPORATION
                    (Exact name of registrant as specified in its charter)


                 DELAWARE                                        22-3091314
         -------------------------                           ------------------
         (State or other jurisdiction                          (IRS Employer
              of Incorporation)                              Identification No.)


   672 DELAWARE AVENUE, BUFFALO, NEW YORK                              14209
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


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

    THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 15, 1996 WAS 39,331,526 SHARES.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               Exhibit index appears on page 13.

                                       VARITY CORPORATION
                                  QUARTERLY REPORT ON FORM 10-Q

                                        TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION:                                             PAGE
 Item 1.  Financial Statements
    Consolidated Condensed Statements of Operations. . . . . . . . .          3
    Consolidated Condensed Balance Sheets. . . . . . . . . . . . . .          4
    Consolidated Condensed Statements of Cash Flows. . . . . . . . .          5
   Notes to Consolidated Condensed Financial Statements. . . . . . .          6
 Item 2.  Management's Discussion and Analysis . . . . . . . . . . .          7

PART II.   OTHER INFORMATION:
 Item 1. - Legal Proceedings . . . . . . . . . . . . . . . . . . . .         11
 Item 2. - Changes in Registered Securities. . . . . . . . . . . . .         11
 Item 3. - Defaults upon Senior Securities . . . . . . . . . . . . .         11
 Item 4. - Submission of Matters to a Vote of Security Holders . . .         11
 Item 5. - Other Information . . . . . . . . . . . . . . . . . . . .         11
 Item 6.(a) - Exhibits . . . . . . . . . . . . . . . . . . . . . . .         11
 Item 6.(b) - Reports on Form 8-K. . . . . . . . . . . . . . . . . .         11

 SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12


UNLESS OTHERWISE INDICATED REFERENCES TO "COMPANY" MEAN VARITY CORPORATION AND ITS SUBSIDIARIES AND REFERENCES TO "FISCAL" MEAN THE COMPANY'S YEAR ENDED JANUARY 31 (E.G. FISCAL 1996 REPRESENTS THE PERIOD FEBRUARY 1, 1996 TO JANUARY 31, 1997).

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               VARITY CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED APRIL 30,
                                   (Unaudited)
                 (Dollars in millions except per share amounts)


                                                                              1996           1995
                                                                        ----------     ----------
Sales                                                                   $   585.1      $   595.3
                                                                        ----------     ----------

Expenses:
   Cost of goods sold                                                       478.4          486.0
   Marketing, general and administration                                     43.3           42.4
   Engineering and product development                                       27.0           23.4
   Interest, net                                                              5.2            5.0
   Other (income) expense, net                                                0.6           (0.3)
   Restructuring charge (Note 2)                                              5.0             --
                                                                        ----------     ----------
                                                                            559.5          556.5
                                                                        ----------     ----------

Income before income taxes, earnings of associated
   companies and discontinued operation                                      25.6           38.8

Income tax provision                                                         (6.4)          (8.9)
                                                                        ----------     ----------

Income before earnings of associated companies and
   discontinued operation                                                    19.2           29.9

Equity in earnings of associated companies                                    2.8            3.8
                                                                        ----------     ----------

Income before discontinued operation                                         22.0           33.7

Earnings from discontinued operation                                           --            0.5
                                                                        ----------     ----------
Net income                                                              $    22.0      $    34.2
                                                                        ----------     ----------
                                                                        ----------     ----------

Income attributable to common stockholders                              $    21.4      $    33.6

Earnings per common share:
   Before discontinued operation                                        $    0.54      $    0.80

   Discontinued operation                                                      --           0.01
                                                                        ----------     ----------
   Net income                                                           $    0.54      $    0.81
                                                                        ----------     ----------
                                                                        ----------     ----------

Weighted average shares of common stock
   and equivalents (in thousands)                                          39,710         41,382


      See accompanying Notes to Consolidated Condensed Financial Statements

                       VARITY CORPORATION

              CONSOLIDATED CONDENSED BALANCE SHEETS

                           (Unaudited)

                      (Dollars in millions)


                                                     April 30,     January 31,
                                                       1996            1996
                                                     ---------     -----------
Assets
Current assets:
   Cash and cash equivalents                         $  37.7        $  78.4
   Marketable securities                                33.2           33.7
   Receivables                                         388.2          377.4
   Inventories (Note 3)                                159.4          151.2
   Prepaid expenses and other                           27.8           29.4
                                                     -------        -------
Total current assets                                   646.3          670.1

Investments in associated and other companies          120.9          117.2
Fixed assets, net                                      685.1          674.5
Other assets and intangibles                           383.2          373.3
                                                     -------        -------
                                                  $  1,835.5     $  1,835.1
                                                     -------        -------
                                                     -------        -------
Liabilities
Current liabilities:
   Current portion of long-term debt and notes
    payable                                          $  20.5         $  6.7
   Accounts payable                                    271.4          283.2
   Accrued liabilities                                 236.6          228.6
                                                     -------        -------
Total current liabilities                              528.5          518.5
                                                     -------        -------
Non-current liabilities:
   Long-term debt                                      150.5          151.0
   Other long-term liabilities                         327.0          351.1
                                                     -------        -------
Total non-current liabilities                          477.5          502.1
                                                     -------        -------
Stockholders' equity (Note 4):
   Preferred stock                                       6.8            6.8
   Common stock                                        643.6          643.3
   Contributed surplus                                 656.3          656.3
   Deficit                                            (274.5)        (295.9)
   Other                                               (24.8)         (24.0)
   Treasury stock at cost                             (177.9)        (172.0)

                                                     -------        -------
Total stockholders' equity                             829.5          814.5
                                                     -------        -------
                                                  $  1,835.5     $  1,835.1
                                                     -------        -------
                                                     -------        -------


      See accompanying Notes to Consolidated Condensed Financial Statements

                               VARITY CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED APRIL 30,

                                   (Unaudited)

                              (Dollars in millions)




                                                                             1996          1995
                                                                        -----------    -----------
Cash flows from operating activities:
   Net income                                                           $     22.0     $     34.2
   Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation and amortization                                          24.7           23.1
       Other                                                                 (49.9)         (11.5)
                                                                        -----------    -----------

    Cash provided (used) by operating activities                              (3.2)          45.8
                                                                        -----------    -----------

Cash flows from investing activities:
   Purchases of marketable securities                                         (3.5)          (9.5)
   Proceeds from sales of marketable securities                                3.0           10.7
   Additions to fixed assets                                                 (32.5)         (33.7)
   Other                                                                     (11.5)           1.9
                                                                        -----------    -----------

    Cash used by investing activities                                        (44.5)         (30.6)
                                                                        -----------    -----------

Cash flows from financing activities:
   Proceeds from bank borrowings                                              17.2           14.2
   Repayments of bank borrowings                                              (0.4)         (10.7)
   Proceeds from long-term debt                                                0.2            0.1
   Repayments of long-term debt                                               (3.6)          (1.6)
   Repurchases of common stock                                                (5.9)         (30.1)
   Other                                                                      (0.3)          (0.5)
                                                                        -----------    -----------

    Cash provided (used) by financing activities                               7.2          (28.6)
                                                                        -----------    -----------

Effect of foreign currency translation on
   cash and cash equivalents                                                  (0.2)           2.9
                                                                        -----------    -----------

Decrease in cash and cash equivalents
   during the period                                                         (40.7)         (10.5)

Cash and cash equivalents at beginning of period                              78.4          147.0
                                                                        -----------    -----------

Cash and cash equivalents at end of period                              $     37.7     $    136.5
                                                                        -----------    -----------
                                                                        -----------    -----------

Cash paid for:
   Interest                                                             $      0.4     $      0.8
   Income taxes                                                         $      4.0     $      1.8






    See accompanying Notes to Consolidated Condensed Financial Statements.

                               VARITY CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   Three Months Ended April 30, 1996 and 1995
                                  (Unaudited)
                  (Dollars in millions unless otherwise stated)

1.      BASIS OF PRESENTATION
The accompanying unaudited consolidated condensed financial statements have been prepared by management and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 30, 1996 and January 31, 1996 and the results of its operations and cash flows for the three months ended April 30, 1996 and 1995. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 1996. Results for interim periods are not necessarily indicative of those to be expected for the year.

2.      RESTRUCTURING CHARGE
During the quarter ended April 30, 1996, the Company's engines business recorded a $5.0 million charge ($4.2 million net of tax) in connection with contractual termination benefits related to a voluntary early retirement program.

3.      INVENTORIES
The major classes of inventory are as follows:
                                                 April 30, January 31,
                                                   1996      1996
                                                 --------- -----------
           Raw material                          $  67.3    $  61.1
           Work in process                          28.6       31.9
           Finished goods                           63.5       58.2
                                                 -------    -------
                                                 $ 159.4    $ 151.2
                                                 -------    -------
                                                 -------    -------

4.    STOCKHOLDERS' EQUITY
The following table summarizes changes in stockholders' equity that occurred during the three months ended April 30, 1996:

                              Thousands of
                                shares
                              outstanding        Equity (Dollars in millions)
                            ------------------   ---------------------------------------------------------------------
                                                                                                              Total
                            Class II             Class II           Contrib-                                  stock-
                            preferred   Common   preferred Common   uted                          Treasury    holders'
                            stock       stock    stock     stock    surplus   Deficit    Other    stock       equity
- ----------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1996    2,001     39,478      $6.8    $643.3    $656.3   $(295.9)   $(24.0) $ (172.0)   $814.5

Exercise of stock options                  10                  .3                                                .3

Repurchases of common stock              (158)                                                       (5.9)     (5.9)

Foreign currency translation
 adjustment                                                                                  .2                  .2

Dividends on Class II
 preferred stock                                                                  (.6)                          (.6)

Unrealized losses on marketable
  securities                                                                               (1.0)               (1.0)

Net income                                                                       22.0                          22.0
- ----------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1996      2,001     39,330      $6.8    $643.6    $656.3   $(274.5)   $(24.8)  $(177.9)  $ 829.5
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

As of April 30, 1996 options to purchase 3.3 million shares of common stock were outstanding.

ITEM 2.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION



OVERVIEW

     In October 1995, the Company sold substantially all the net operating assets of Pacoma at book value, resulting in no gain or loss. Such operations have historically been referred to as the Company's "other" segment. As a result of the sale, the "other" segment has been presented as a discontinued operation in the accompanying financial statements.

     For the three months ended April 30, 1996, the Company earned $22.0 million ($.54 per share) on sales of $585.1 million, compared with income before discontinued operations of $33.7 million ($.80 per share) on sales of $595.3 million for the comparable period in the prior year. Excluding the effect, net of tax, of the Company's restructuring charge in the current quarter, income from continuing operations amounted to $26.2 million ($.65 per share). Net income in the prior year first quarter of $34.2 million ($.81 per share) included earnings from discontinued operation of $0.5 million.


SEGMENT OPERATING REVIEW

(Dollars in millions)                   Three Months Ended
                                             April 30,
                                  ____________________________
                                                          %
                                  1996     1995        Change
                                  ----     ----        ------
Sales:
  Automotive products:
    Brake Systems              $   336    $  321         5
    Heavy Duty Brakes               30        34       (12)
    Eliminations                     -        (1)        -
                               -------    ------
                                   366       354         3
  Engines                          219       241        (9)
                               -------    ------
      Total                     $  585    $  595        (2)
                               -------    ------
                               -------    ------
Operating income:
  Automotive products:
    Brake Systems               $   29     $  32        (9)
    Heavy Duty Brakes               (1)        -         -
                               -------    ------
                                    28        32       (13)
                               -------    ------
  Engines:
    Before restructuring charge     19        20        (5)
    Restructuring charge            (5)        -         -
                               -------    ------
                                    14        20       (30)
                               -------    ------
      Total                     $   42     $  52       (19)
                               -------    ------
                               -------    ------
                                                                          Page 7

AUTOMOTIVE PRODUCTS

     United States light vehicle demand during the first quarter of fiscal 1996 improved as measured by a 10% increase in vehicle sales over the comparable fiscal 1995 period, with sales of pick-ups, vans and sport utility vehicles
(light trucks) increasing 17%.   North American industry production of light
vehicles, which incorporates Kelsey-Hayes' products and influences the Company's automotive products segment, decreased 4% during the same period, in part due to the 17-day strike at General Motors. Light truck production, however, increased 5%. Within Varity's automotive products segment, VarityKelsey-Hayes brake systems recorded sales of $336 million in the quarter ended April 30, 1996, an increase of 5% from the first quarter of fiscal 1995, principally on the strength of higher anti-lock braking systems (ABS) sales in Europe.

     VarityKelsey-Hayes brake systems segment operating income in the first quarter decreased to $29 million from $32 million in the first quarter of the prior year, principally due to one-time operating disruptions related to lost production from the strike at General Motors and to a lesser extent, costs associated with higher engineering and product development and expenditures related to new business activities in Asia.

     The automotive products segment also includes sales of products for the heavy and medium duty truck and trailer market by VarityDaytonWalther. Sales of this unit decreased $4 million to $30 million in the first quarter of 1996, due to the aforementioned strike at General Motors and a softening in the primary markets that it serves. Lower volumes resulted in a $1 million operating loss for the three months ended April 30, 1996 as compared with the prior year's first quarter breakeven results.

ENGINES

     Demand for diesel engines in the major market sectors in which the Company's VarityPerkins engines segment participates, particularly the power generation sector, remained soft during the first quarter of fiscal 1996. Additionally, the strengthening of the U.S. dollar versus the pound sterling lowered the translated values of the unit's foreign sales. As a result, total engines segment sales declined 9% to $219 million in the quarter ended April 30, 1996, as compared with the same period in the prior year. Excluding the impact of fluctuations in foreign exchange rates, sales in the current quarter would have only declined by $9 million or 4% as compared to the same period in the prior year.

     Operating income for the engines segment (excluding the restructuring charge) decreased 5% to $19 million in the first quarter of fiscal 1996, reflecting lower sales partially offset by on-going success with margin improvement and cost control programs in the current quarter. Operating income as a percentage of sales increased in the current quarter to 8.7% (before the restructuring charge) from 8.3% in the same period last year. During the current quarter the engines segment recorded a $5.0 million restructuring charge in connection with contractual termination benefits related to a voluntary early retirement program. As a result, operating income for the quarter amounted to $14 million.

NON-SEGMENT OPERATING REVIEW

     Income tax expense amounted to $6.4 million in the quarter ended April 30, 1996, which is representative of the Company's anticipated effective tax rate of 25% for fiscal 1996.

     Equity in earnings of associated companies of $2.8 million for the current quarter declined $1.0 million from the prior year's first quarter principally due to volume declines at the Company's affiliate, Hayes Wheels International, Inc. (Hayes Wheels), associated with lost production arising from the General Motors strike.

     As previously announced, on May 31, 1996, the Boards of Directors of the Company and Lucas Industries plc, a United Kingdom-based international supplier of advanced technology systems, products and services to the automotive and aerospace markets, unanimously approved a definitive agreement to merge the two companies. The transaction is subject to approval by shareholders of both companies and various regulatory approvals in both the U.S. and Europe. It is anticipated that the merger will be completed in early Fall.

     In March 1996, subsequent to the Company's announcement that it had withdrawn its proposal to acquire the remaining 9.4 million outstanding shares of Hayes Wheels it did not already own, the Company agreed to vote its shares of Hayes Wheels in favor of the proposed merger with Motor Wheel Corporation (Motor Wheel) and to sell its 46.3% interest to Motor Wheel upon the occurrence of certain events. The Company will receive total consideration of approximately $261 million - $235 million in cash and $26 million in stock of the merged company. The Company anticipates recording an after-tax gain of approximately $100 million upon completion of the sale which is expected to occur during the second quarter of fiscal 1996.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operations during the first three months of fiscal 1996 of $3.2 million was unfavorable as compared to the same period last year primarily due to lower net income in the current quarter and working capital uses resulting from moderate increases in receivables and inventories as well as decreases in accounts payable. Such working capital uses were funded with cash as well as notes payable, which together with the current portion of long-term debt, increased $13.8 million to $20.5 million at April 30, 1996.

     Unused long-term and short-term lines of credit at April 30, 1996 were $159.8 million and $128.0 million, respectively. Management believes that Varity's strong financial condition and operating results will continue to improve its access to credit markets and that its credit facilities and cash flow from operations will continue to be sufficient to meet its operating needs.

     Certain of the Company's loan agreements provide for financial covenants relating to such matters as the maintenance of specified financial ratios and minimum net worth. Certain loan agreements also contain cross-default provisions. At April 30, 1996, the Company and each of its subsidiaries were in compliance with their financial covenants. Management expects that the Company and each of its subsidiaries will remain in compliance during the period ending April 30, 1997.

     Receivables increased $10.8 million to $388.2 million at April 30, 1996 from $377.4 million at January 31, 1996, primarily due to marginally higher sales in the later portion of the current quarter.

     Inventories of raw materials, work-in-process and finished products increased $8.2 million to $159.4 million at April 30, 1996 from $151.2 million at January 31, 1996, primarily due to routine adjustments in manufacturing schedules.

     Accounts payable and accrued liabilities decreased $3.8 million during the first three months of fiscal 1996 to $508.0 million at April 30, 1996, primarily due to general disbursement activity, partially offset by normal reclassifications to current liabilities from long-term.

     Net fixed assets increased $10.6 million to $685.1 million at April 30, 1996 due to capital additions exceeding depreciation and disposals. Capital expenditures for the first three months of fiscal 1996 were $32.5 million compared to $33.7 million last year, and depreciation and amortization were $24.7 million and $23.1 million, respectively, for the same periods. Capital expenditures for fiscal 1996 should approximate $190 million. These expenditures will be mainly for normal equipment replacements and operating improvements related to reducing costs and increasing output.

     Other assets and intangibles increased $9.9 million to $383.2 million at April 30, 1996, primarily due to contributions to certain overfunded pension plans in the United Kingdom.

     Other long-term liabilities decreased $24.1 million to $327.0 million at April 30, 1996, primarily due to normal reclassifications to current liabilities.

     Stockholders' equity increased by $15.0 million to $829.5 million at April 30, 1996. The increase resulted primarily from net income of $22.0 million partially offset by repurchases of 158,000 shares of common stock for $5.9 million and preferred dividends paid of $.6 million.

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

   As a result of the Company's concerted actions over recent years to reduce debt and increase operating efficiencies, the Company's financial position and liquidity have improved markedly. The Company believes these actions have improved its access to capital markets and will better posture the Company to finance investment in and expansion of the growth areas of its businesses. In order to maintain financial flexibility the Company has filed with the Securities and Exchange Commission a registration statement covering $100 million of debt securities of the Company and Kelsey-Hayes Company which has not yet become effective; the Company has no immediate plans to make an offering under such registration statement.

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

OUTLOOK

  The Company believes that the balance of fiscal 1996 will be characterized by difficult economic conditions in light of anticipated full year North American light vehicle production declines and generally soft economies in Europe. Subject to the severity of the foregoing, as well as the effects of any additional labor disruptions at the Big Three, the Company anticipates that it will increase sales and net income for the full year through higher sales of four-wheel ABS at VarityKelsey-Hayes and the launch of new engines and expanded market share at VarityPerkins.

CAUTIONARY STATEMENT

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements contained herein involve a number of risks and uncertainties including, but not limited to, demand for the Company's products, pricing pressure from purchasers which could affect the Company's gross margins and sales levels, competition with respect to each of the Company's product areas, general economic conditions which could materially affect demand for the Company's products, the need for the Company to keep pace with technological developments and labor relations of the Company and its customers. In addition, factors relating to economic conditions may vary and be more or less favorable to the Company with respect to different products or different geographical areas. Actual results may also be subject to the impact of fluctuations in exchange rates for foreign currencies in which sales are made or expenses are incurred.

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

           None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits:

                Exhibit 11 - Earnings per share computations
                Exhibit 27 - Financial Data Schedule

           (b)  Reports on Form 8-K:

                On June 4, 1996 the Company filed a report on Form 8-K reporting on Items 5 and 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





VARITY CORPORATION





/s/ N.D. Arnold                                  /s/ Mark J. MacGuidwin
- ----------------------------                     ---------------------------
N.D. Arnold                                      Mark J. MacGuidwin
Executive Vice President, Corporate Development  Vice President, Controller
and Acting Chief Financial Officer               (Principal Accounting Officer)
(Principal Financial Officer)




June 5, 1996

                               VARITY CORPORATION
                               INDEX TO EXHIBITS


Exhibit
Number
- -------

11.0      PRIMARY EARNINGS PER SHARE COMPUTATIONS

27.0      FINANCIAL DATA SCHEDULE